Form 10-Q
period 2014-03-31
Dico, Inc.
filed 2014-05-20
CIK 1595552

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended March 31, 2014

-OR-

[ ]     Transition Report Pursuant to Section 13 or 15(d) of the Securities And Exchange Act of 1934 for the transaction period from _________ to________

Commission File Number 333-193618

Dico, Inc.

 (Exact name of registrant as specified in its charter)

Nevada	46-4007972
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3445 Lawrence Ave Oceanside, NY	11572
(Address of principal executive offices)	(Zip Code)

(516) 620-0974

 (Registrant's telephone number, including area code)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  [x]   No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (section 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes [ ]   No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerate filer, or a small reporting company as defined by Rule 12b-2 of the Exchange Act):

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [x]      No [  ]

The number of outstanding shares of the registrant's common stock, May 20, 2014:   Common Stock  -  3,000,000

DICO, INC.

FORM 10-Q

For the quarterly period ended March 31, 2014

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	19

SIGNATURES	20

DICO, INC.

(A Development Stage Company)

Balance Sheets

(Unaudited)

ASSETS	March 31 2014	December 31 2013
	(unaudited)
	$	$
Current Assets:
Cash and cash equivalents	7,100	2,268

TOTAL ASSETS	7,100	2,268

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Loan from related party	10,390	2,390

Total Liabilities	10,390	2,390

Stockholders’ Deficit
Common stock, $0.0001 par value, 25,000,000 shares authorized; 3,000,000 shares issued and outstanding as of March 31 and December 31, 2013	300	300
Deficit accumulated during development stage	(3,590)	(422)

Total Stockholders’ Deficit	(3,290)	(122)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	7,100	2,268

The accompanying notes are an integral part of these financial statements.

DICO, INC.

(A Development Stage Company)

Statements of Operations

 (Unaudited)

	Three Months Ended March 31,	Cumulative from October 30, 2013 (Inception) to March 31,
	2014	2014
	$	$

Sales	2,100	2,100
Cost of sales	(1,712)	(1,712)
Gross profit	388	388

Operating expenses:
General and administrative:-
Filing fees	26	26
Other costs	30	62
Professional fees:-
- Auditor’s fees	3,500	3,500
- Setup costs	-	390

Total operating expenses	(3,556)	(3,978)

Net loss	(3,168)	(3,590)

Loss per share - basic and diluted:

Loss per share attributable to common stockholders	-

Weighted average number of common shares outstanding	3,000,000

The accompanying notes are an integral part of these financial statements.

DICO, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,	Cumulative from October 30, 2013 (Inception) to March 31,
	2014	2014
	$	$
Cash Flows from Operating Activities

Net loss	(3,168)	(3,590)

Net cash used in operating activities	(3,168)	(3,590)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	300
Proceeds from related party loan	8,000	10,390
Net cash provided by financing activities	8,000	10,690

Increase in cash and cash equivalents	4,832	7,100

Cash and cash equivalents at beginning of the period	2,268	-

Cash and cash equivalents at end of the period	7,100	7,100

The accompanying notes are an integral part of these financial statements.

DICO, INC.

(A Development Stage Company)

Notes to the Interim Financial Statements

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

DICO Inc. (the “Company”) is a Nevada Corporation. The Company is in the development stage as defined by Accounting Standards Codification 915 (ASC 915), “Accounting and reporting by Development Stage Enterprises”. The Company is devoting substantially all of its efforts to development of its business plan; to establish itself as a wholesale diamond company.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

These financial statements are presented in US dollars.

Fiscal Year End

The Corporation has adopted a fiscal year end of December 31.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of March 31, 2014, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of March 31, 2014, and the results of its operations and its cash flows for the periods ended March 31, 2014, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2014. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2013, filed with the SEC, for additional information, including significant accounting policies.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at March 31, 2014, the Company has an accumulated deficit of $3,590 from operations and a working capital deficit of $3,290 and has not earned sufficient revenues to cover its operating costs.  The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan.  In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below, these policies have been consistently applied to the period presented, unless otherwise stated:

Cash and cash equivalents

Cash and equivalents include investments with initial maturities of three months or less. The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation ("FDIC") up to $250,000.

Inventories

The Company’s jewelry inventories are valued at the lower of cost or market, using the weighted average cost method.

To determine if the cost of the Company's inventory should be written down, current and anticipated demand, customer preferences, age of the merchandise and fashion trends are considered. This write-down is equal to the difference between the cost of inventory and its estimated market value. The Company did not own any inventory as of March 31, 2014.

Property, plant and equipment

The Company does not own any property, plant and equipment.

Intellectual Properties

The Company has adopted the provisions of ASC 350-50, Website Development Costs. All costs incurred during the planning phase of a website are expensed as research and development.

Costs incurred in the development stage, including the purchase of a domain name, are capitalized and reviewed annually for impairment.

Expenses subsequent to the launch will be expensed as research and development expenses. The Company will expense upgrades and revisions to its website as incurred.

Once the website is available for use, the asset will be amortized over its useful life on a straight line basis, estimated to be 3 years, and is tested for impairment annually.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Earnings per share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at March 31, 2014, the Company had no potentially dilutive shares.

Income taxes

Income taxes are accounted for in accordance with ASC Topic 740, “Income Taxes.”  Under the asset and liability method, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences).  Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled.  Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred tax assets will not be realized.

Recent Accounting Pronouncements

Company management do not believe that the adoption of recently issued accounting pronouncements will have a significant impact on the Company's financial position, results of operations, or cash flows.

Revenue Recognition

The Company recognizes revenue when all of the following have occurred: persuasive evidence of an agreement with the customer exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability of the selling price is reasonably assured.

Cost of Sales

Cost of sales consists of the cost of merchandise sold to customers.

NOTE 3 – LOAN FROM RELATED PARTY

	March 31	December 31
	2014	2013
	$	$

Loan from related parties	10,390	2,390

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 4 – STOCKHOLDER’S DEFICIT

Common Stock

On October 31, 2013, the Company issued 3,000,000 shares of common stock to the director of the Company at a price of $0.0001 per share, for $300 cash.

NOTE 5 – INCOME TAXES

The provision (benefit) for income taxes for the period ended March 31, 2014 was as follows (assuming a 15% effective tax rate):

March 31
2014
$

Current Tax Provision
Federal-
Taxable income
Total current tax provision	-
-

Deferred Tax Provision
Federal-
Loss carry forwards	475
Change in valuation allowance	(475)
Total deferred tax provision	-

The Company had deferred income tax assets as of March 31, 2014 and December 31, 2013 as follows:

	March 31	December 31
	2014	2013
	$	$

Loss carry forwards	538	63
Less - Valuation allowance	(538)	(63)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended March 31, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of March 31, 2014, the Company had approximately $3,590 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 6 - FAIR VALUE MEASUREMENTS

In September 2006, the FASB issued SFAS No. 157 “Fair Value Measurements”.  The objective of SFAS 157 (ASC 820) is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 (ASC 820) defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 (ASC 820) applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements.

The Company has various financial instruments that must be measured under the new fair value standard including: cash in bank. The Company currently does not have non-financial assets or non-financial liabilities that are required to be measured at fair value on a recurring basis. The Company’s financial assets and liabilities are measured using inputs from the three levels of the fair value hierarchy. The three levels are as follows:

- Level 1:

Quoted prices in active markets for identical instruments;

- Level 2:

Other significant observable inputs (including quoted prices in active markets for similar instruments);

- Level 3:

Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

Financial assets and liabilities carried at fair value and measured on a recurring basis are classified in the hierarchy as follows:

	Fair Value at March 31, 2014
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	7,100	-	-	7,100
Total financial assets carried at fair value	7,100	-	-	7,100

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	2,268	-	-	2,268
Total financial assets carried at fair value	2,268	-	-	2,268

NOTE 7 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties :

Edward Lazar

- Director/CEO

David Lazar

- Director and greater than 10% stockholder

The following transactions were carried out with related parties:

	March 31	December 31
	2014	2013
	$	$
Balance sheets:
Short-term borrowings - Director	10,390	2,390

From time to time, the director and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 8 – RECENT ACCOUNTING STANDARDS UPDATES

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact to its financial statements.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management reviewed all material events through the date of this report and determined that there are no additional material subsequent events to report.

ITEM 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our product line consists of a wide assortment of loose diamonds of a variety of sizes, cuts, and quality.  We have been selling our product line via in house sales.  We have an oral agreement with Mr. David Lazar, our chief operating officer, in which he has agreed to loan up to $50,000 to the registrant for working capital.  These loans bear no interest and are to be repaid on demand.  There is no guarantee that Mr. Lazar will provide this funding as agreed.  We currently have active business relationships with several suppliers, wholesalers, and distributors in both Los Angeles and in Israel.  There can be no certainty that we will be able to sell our product line to any other internet retailers to gain the exposure we are looking for.

Our performance will be significantly affected by changes in general economic conditions and, specifically, shifts in consumer confidence and spending. Additionally, our performance will be affected by competition from regional, national and international wholesalers and distributors, general merchandisers, internet retailers and warehouse clubs. Management believes that as the jewelry industry continues to consolidate, competition with respect to price will intensify. Such a heightened competitive pricing environment will make it increasingly important for us to successfully distinguish us from competitors based on product, quality and superior service and operating efficiency.

The jewelry industry is seasonal in nature and we believe we will earn a significant portion of earnings generated during the third fiscal quarter holiday selling season.

We are currently not aware of any other known material trends, demands, commitments, events or uncertainties that will have, or are reasonable likely to have, a material impact on our financial condition, operating performance, revenues and/or income, or results in our liquidity decreasing or increasing in any material way.

Plan of Operations

We will execute our marketing strategy to enhance customer awareness and appreciation of our brand, expand distribution channels, and ensure customer satisfaction through customer service.

Our current method of distribution is to send marketing materials to prospective buyers, and to utilize traveling salesmen to bring our product to prospective buyers along their routes.  These salesmen work on commission.  We currently only have one salesman working for us.  We do not have any written agreements with our salesman, nor do we intend to in the future.  We intend to expand our distribution channels by incorporating more traveling salesmen with different sales routes.

Our current cash balance is estimated to be sufficient to fund our current operations for 3 months. We are attempting to increase the sales to raise much needed cash for the remainder of the year, which will be supplemented by our efforts to raise cash through the issuance of equity securities. It is our intent to secure a market share in the diamond industry which we feel will require additional capital over the long term to undertake sales and marketing initiatives, and to manage timing differences in cash flows.

Liquidity and Capital Resources

For the period from October 30, 2013 (inception) through March 31, 2014, we did not pursue any investing activities.

For the three months ended March 31, 2014, we received proceeds from a related party loan of $8,000.  As a result, we had net cash provided by financing activities of $8,000 for the three months ended March 31, 2014.

For the cumulative period from October 30, 2013 (inception) to March 31, 2014, we received $300 from proceeds from the issuance of common stock and $10,390 as proceeds from a related party loan.  As a result, we had net cash provided by financing activities of $10,690 for the period.

We had cash and cash equivalents of $7,100 on hand at March 31, 2014.  If additional funds are required in connection with our present planned business operations or for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders.  We are currently funded by our management.

Our liquidity has improved with the commencement of sales and the generation of revenues.  However, any delay in sales will negatively affect our liquidity as we continue to purchase additional merchandise.

Results of Operations

Currently the registrant is purchasing merchandise.  To date, we have generated $2,100 in revenue.  Our purchase terms are 60 days and our sale terms are net 30 days.

For the three months ended March 31, 2014, we earned $2,100 in revenues.  Our cost of sales was $1,712, resulting in a gross profit of $388.  We paid filing fees of $26 and other costs of $30.  We paid auditor’s fees of $3,500.  As a result, we had a net loss of $3,168 for the three months ended March 31, 2014.

For the cumulative period from October 30, 2013 (inception) through March 31, 2014, we earned revenues of $2,100.  Our cost of sales was $1,712, resulting in a gross profit of $388.  We paid filing fees of $26 and other costs of $62.  We paid auditor’s fees of $3,500 and setup costs of $390.  As a result, we had a net loss of $3,978 for the period.

The costs incurred for the period from October 30, 2013 (inception) to December 31, 2013 were primarily the costs associated with a startup company.

We currently have no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources except for the agreement with our chief operating officer, Mr. David Lazar.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Our auditor has issued a going concern opinion, raising substantial doubt about our ability to continue as a going concern.  In the near term, Dico expects operating costs will exceed funds generated from operations. As a result, we expect to continue to incur operating losses and may have insufficient funds to grow its business in the near future. We can give no assurance that it will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

For the next six months, we shall only concentrate on the marketing of our products through our in house sales representative.  We currently have an oral arrangement with Mr. David Lazar, our chief financial officer, in which he will lend the registrant up to $50,000 to be used as working capital.  Should this amount prove to be insufficient at a future date, we may seek to raise additional funds through public or private placement offerings.

Critical Accounting Policies and Estimates

Management's discussion and analysis of its financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles.  The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our estimates, including those related to the reported amounts of revenues and expenses and the valuation of our assets and contingencies.  We believe our estimates and assumptions to be reasonable under the circumstances.  However, actual results could differ from those estimates under different assumptions or conditions. Our financial statements are based on the assumption that we will continue as a going concern.  If we are unable to continue as a going concern we would experience additional losses from the write-down of assets.

We are an “emerging growth company” as defined in the JOBS Act of 2012.  Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards.  In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies.  However, we are choosing to opt out of such extended transition period, and as a result, we will comply with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies.  Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

For as long as we remain an “emerging growth company” as defined in the Jumpstart Our Business Startups Act of 2012, or JOBS Act, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not “emerging growth companies” including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding an annual nonbinding advisory vote on executive compensation and seeking nonbinding stockholder approval of any golden parachute payments not previously approved.  We may take advantage of these reporting exemptions until we are no longer an “emerging growth company.”

We will remain an “emerging growth company” for up to five years, although we would cease to be an “emerging growth company” prior to such time if we have more than $1 billion in annual revenue, more than $700 million in market value of our common stock is held by non-affiliates or we issue more than $1 billion of non-convertible debt over a three-year period.

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of March 31, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the period ended March 31, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of March 31, 2014.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of March 31, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

Not applicable for smaller reporting companies

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.   Defaults Upon Senior Securities.

None

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

None

Item 6.   Exhibits

Exhibit 31* - Certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32* - Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**   XBRL Instance Document

101.SCH**   XBRL Taxonomy Extension Schema Document

101.CAL**   XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**   XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**   XBRL Taxonomy Extension Label Linkbase Document

101.PRE**   XBRL Taxonomy Extension Presentation Linkbase Document

*  Filed herewith

**XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: May 20, 2014

Dico, Inc.

By:  /s/Edward Lazar

Dated: May 20, 2014

       Edward Lazar, CEO

       Director

By:  /s/David Lazar

Dated: May 20, 2014

       David Lazar

       COO, Principal Financial Officer

       Principal Accounting Officer, Secretary