Form 10-Q
period 2014-06-30
Dico, Inc.
filed 2014-07-31
CIK 1595552

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended June 30, 2014

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [x]      No [  ]

The number of outstanding shares of the registrant's common stock, July 31, 2014:   Common Stock  -  3,000,000

DICO, INC.

FORM 10-Q

For the quarterly period ended June 30, 2014

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	19

SIGNATURES	20

DICO, INC.

(A Development Stage Company)

Balance Sheets

(in U.S. Dollars)

ASSETS	June 30, 2014	December 31, 2013
	(unaudited)
	$	$
Current Assets:
Cash and cash equivalents	4,752	2,268
Inventory	11,000	-
TOTAL ASSETS	15,752	2,268

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Loan from related party	22,390	2,390

Total Liabilities	22,390	2,390

Stockholders’ Deficit
Common stock, $0.0001 par value, 25,000,000 shares authorized; 3,000,000 shares issued and outstanding as of June 30, 2014 and December 31, 2013	300	300
Deficit accumulated during development stage	(6,938)	(422)

Total Stockholders’ Deficit	(6,638)	(122)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	15,752	2,268

The accompanying notes are an integral part of these financial statements.

DICO, INC.

(A Development Stage Company)

Statements of Operations

(in U.S. Dollars)

 (Unaudited)

	Three Months Ended June 30,	Six Months Ended June 30,	Cumulative from October 30, 2013 (Inception) to June 30,
	2014	2014	2014
	$	$	$

Sales	850	2,950	2,950
Cost of sales	(608)	(2,320)	(2,320)
Gross profit	242	630	630

Operating expenses:
General and administrative:-
Filing fees	-	26	26
Other costs	-	30	62
Professional fees:-
- Auditor’s fees	2,000	5,500	5,500
- Legal fees	1,590	1,590	1,590
- Setup costs	-	-	390
Total operating expenses	(3,590)	(7,146)	(7,568)

Net loss	(3,348)	(6,516)	(6,938)

Loss per share - basic and diluted:

Loss per share attributable to common stockholders	-	-

Weighted average number of common shares outstanding	3,000,000	3,000,000

The accompanying notes are an integral part of these financial statements.

DICO, INC.

(A Development Stage Company)

Statements of Cash Flows

(in U.S. Dollars)

(Unaudited)

	Six Months Ended June 30,	Cumulative from October 30, 2013 (Inception) to June 30,
	2014	2014
	$	$
Cash Flows from Operating Activities

Net loss	(6,516)	(6,938)
Changes in assets and liabilities:
Inventories	(11,000)	(11,000)

Net cash used in operating activities	(17,516)	(17,938)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	-	300
Proceeds from short-term borrowings	20,000	22,390
Net cash provided by financing activities	20,000	22,690

Increase in cash and cash equivalents	2,484	4,752

Cash and cash equivalents at beginning of the period	2,268	-

Cash and cash equivalents at end of the period	4,752	4,752

The accompanying notes are an integral part of these financial statements.

DICO, INC.

(A Development Stage Company)

Notes to the Interim Financial Statements

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

DICO Inc. (the “Company”) is a Nevada Corporation.  The Company is in the development stage as defined by Accounting Standards Codification 915 (ASC915),  “Accounting and reporting by Development Stage Enterprises”.  The Company is devoting substantially all of its efforts to development of its business plan; to establish itself as a wholesale diamond company.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America (“U.S. GAAP”).

These financial statements are presented in US dollars.

Fiscal Year End

The Corporation has adopted a fiscal year end of December 31.

Unaudited Interim Financial Statements

The interim financial statements of the Company as of June 30, 2014, and for the periods then ended, and cumulative from inception, are unaudited.  However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of June 30, 2014, and the results of its operations and its cash flows for the periods ended June 30, 2014, and cumulative from inception.  These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2014.  The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States.  Refer to the Company’s audited financial statements as of December 31, 2013, filed with the SEC, for additional information, including significant accounting policies.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at June 30, 2014, the Company has an accumulated deficit of $6,938 from operations and a working capital deficit of $6,638 and has not earned sufficient revenues to cover its operating costs.  The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

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

Inventories

The Company’s diamond inventories are valued at the lower of cost or market, using the weighted average cost method.

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

Earnings per share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at June 30, 2014, the Company had no potentially dilutive shares.

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

Cost of Sales

Cost of sales consists of the cost of merchandise sold to customers.

NOTE 3 – INVENTORIES

	June 30	December 31
	2014	2013
	$	$

Loose diamonds	11,000	-

NOTE 4 – LOAN FROM RELATED PARTY

	June 30	December 31
	2014	2013
	$	$

Loan from related parties	22,390	2,390

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 5 – STOCKHOLDER’S DEFICIT

Common Stock

On October 31, 2013, the Company issued 3,000,000 shares of common stock to the director of the Company at a price of $0.0001 per share, for $300 cash.

NOTE 6 – INCOME TAXES

The provision (benefit) for income taxes for the period ended June 30, 2014 was as follows (assuming a 15% effective tax rate):

June 30
2014
$

Current Tax Provision
Federal-
Taxable income
Total current tax provision	-
-

Deferred Tax Provision
Federal-
Loss carry forwards	977
Change in valuation allowance	(977)
Total deferred tax provision	-

The Company had deferred income tax assets as of June 30, 2014 and December 31, 2013 as follows:

	June 30	December 31
	2014	2013
	$	$

Loss carry forwards	1,040	63
Less - Valuation allowance	(1,040)	(63)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended June 30, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of June 30, 2014, the Company had approximately $6,938 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

The Company did not identify any material uncertain tax positions.  The Company did not recognize any interest or penalties for unrecognized tax benefits.

The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 7 - FAIR VALUE MEASUREMENTS

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

- Level 3:

Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

Financial assets and liabilities carried at fair value and measured on a recurring basis are classified in the hierarchy as follows:

	Fair Value at June 30, 2014
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	4,752	-	-	4,752
Total financial assets carried at fair value	4,752	-	-	4,752

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	2,268	-	-	2,268
Total financial assets carried at fair value	2,268	-	-	2,268

NOTE 8 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties :

Edward Lazar

- Director/CEO

David Lazar

- Director and greater than 10% stockholder

The following transactions were carried out with related parties:

	June 30	December 31
	2014	2013
	$	$
Balance sheets:
Short-term borrowings - Director	22,390	2,390

From time to time, the director and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 9 – RECENT ACCOUNTING STANDARDS UPDATES

The Company does not expect that the adoption of any recent accounting pronouncements will have a material impact to its financial statements.

NOTE 10 – SUBSEQUENT EVENTS

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

Liquidity and Capital Resources

We had cash and cash equivalents of $4,752 and inventory of $11,000 at June 30, 2014.  If additional funds are required in connection with our present planned business operations of for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders.

For the six months ended June 30, 2014, we had a net loss of $6,516 and a change in inventories of $11,000, resulting in net cash used in operating activities of $17,516 for the six months ended June 30, 2014.

For the cumulative period from October 30, 2013 (inception) to June 30, 2014, we had a net loss of $6,938 and a change in inventories of $11,000, resulting in net cash used in operating activities of $17,938 for the cumulative period from October 30, 2013 (Inception) to June 30, 2014.

For the period from October 30, 2013 (inception) through June 30, 2014, we did not pursue any investing activities.

For the six months ended June 30, 2014, we received proceeds from short-term borrowings of $20,000, resulting in net cash provided by financing activities of $20,000 for the period.

For the period from October 30, 2013 (inception) through June 30, 2014, we received $300 as proceeds from the issuance of common stock and $22,390 as proceeds from short-term borrowings.  As a result, we had net cash provided by financing activities of $22,690 for the period from October 30, 2013 (inception) through June 30, 2014.

Our liquidity has improved with the commencement of sales and the generation of revenues.  However, any delay in sales will negatively affect our liquidity as we continue to purchase additional merchandise.

Results of Operations

Currently the registrant is purchasing merchandise.  To date, we have generated $2,950 in revenue.  Our purchase terms are 60 days and our sale terms are net 30 days.

For the three months ended June 30, 2014, we had sales of $850.  Our cost of sales was $608, resulting in a gross profit of $242.  We paid auditor’s fees of $2,000 and legal fees of $1,590.  As a result, we had a net loss of $3,348 for the three months ended June 30, 2014.

For the six months ended June 30, 2014, we had sales of $2,950.  Our cost of sales was $2,320, resulting in a gross profit of $630.  We paid filing fees of $26 and other costs of $30.  We paid auditor’s fees of $5,500 and legal fees of $1,590.  As a result, we had a net loss of $6,516 for the six months ended June 30, 2014.

For the cumulative period from October 30, 2013 (inception) through June 30, 2014, we had sales of $2,950.  Our cost of sales was $2,320, resulting in a gross profit of $630.  We paid filing fees of $26 and other costs of $62.  We paid auditor’s fees of $5,500, legal fees of $1,590, and setup costs of $390.  As a result, we had a net loss of $6,938 for the cumulative period from October 30, 2013 (inception) through June 30, 2014.

The costs incurred for the period from October 30, 2013 (inception) through June 30, 2014 were primarily the costs associated with a startup company.

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

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of June 30, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the period ended June 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of June 30, 2014.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of June 30, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Dated: July 31, 2014

Dico, Inc.

By:  /s/Edward Lazar

Dated: July 31, 2014

       Edward Lazar, CEO

       Director

By:  /s/David Lazar

Dated: July 31, 2014

       David Lazar

       COO, Principal Financial Officer

       Principal Accounting Officer, Secretary