Form 10-Q
period 2014-09-30
Dico, Inc.
filed 2014-10-31
CIK 1595552

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[x]     Quarterly Report Pursuant to Section 13 or 15(d) Securities Exchange Act of 1934 for Quarterly Period Ended September 30, 2014

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [x]      No [  ]

The number of outstanding shares of the registrant's common stock, October 31, 2014:   Common Stock  -  16,062,600

DICO, INC.

FORM 10-Q

For the quarterly period ended September 30, 2014

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	19

SIGNATURES	20

DICO, INC.

(A Development Stage Company)

Balance Sheets

ASSETS	September 30, 2014	December 31, 2013
	(unaudited)
	$	$
Current Assets:
Cash and cash equivalents	22,630	2,268
Inventories	9,760	-
TOTAL ASSETS	32,390	2,268

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	49	-
Loan from related party	21,515	2,390
Total Liabilities	21,564	2,390

Stockholders’ Deficit
Common stock, $0.0001 par value, 125,000,000 shares authorized; 16,062,600 shares issued and outstanding as of September 30, 2014 and 15,000,000 as of December 31, 2013	1,606	1,500
Additional Paid-in Capital	21,146	-
Stock subscription receivable	-	(1,200)
Deficit accumulated during development stage	(11,926)	(422)
Total Stockholders’ Deficit	10,826	(122)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	32,390	2,268

The accompanying notes are an integral part of these financial statements.

DICO, INC.

(A Development Stage Company)

Statements of Operations

(Unaudited)

	Three Months Ended September 30,	Nine Months Ended September 30,	Period from October 30, 2013 (Inception) to September 30,
	2014	2014	2014
	$	$	$

Sales	1,708	4,658	4,658
Cost of sales	(1,410)	(3,730)	(3,730)
Gross profit	298	928	928

Operating expenses:
General and administrative:-
Filing fees	374	400	400
Other costs	64	94	126
Professional fees:-
- Auditor’s fees	2,000	7,500	7,500
- Legal fees	1,505	3,095	3,095
- Setup costs	-	-	390
Subscription fees	1,343	1,343	1,343
Total operating expenses	(5,286)	(12,432)	(12,854)

Net loss	(4,988)	(11,504)	(11,926)

Net loss per share - basic and diluted:

Loss per share attributable to common stockholders	-	-

Weighted average number of common shares outstanding	15,962,700	15,338,089

The accompanying notes are an integral part of these financial statements.

DICO, INC.

(A Development Stage Company)

Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,	Period from October 30, 2013 (Inception) to September 30,
	2014	2014
	$	$
Cash Flows from Operating Activities

Net loss	(11,504)	(11,926)
Changes in assets and liabilities:
Inventories	(9,760)	(9,760)
Accounts payable and accrued expenses	49	49
Net cash used in operating activities	(21,215)	(21,637)

Cash Flows from Investing Activities	-	-

Cash Flows from Financing Activities
Proceeds from issuance of common stock	21,252	21,552
Proceeds from short-term borrowings	20,325	22,715
Net cash provided by financing activities	41,577	44,267

Increase in cash and cash equivalents	20,362	22,630

Cash and cash equivalents at beginning of the period	2,268	-

Cash and cash equivalents at end of the period	22,630	22,630

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

Unaudited Interim Financial Statements

The interim financial statements of the Company as of September 30, 2014, and for the periods then ended, and cumulative from inception, are unaudited. However, in the opinion of management, the interim financial statements include all adjustments, consisting of only normal recurring adjustments, necessary to present fairly the Company’s financial position as of September 30, 2014, and the results of its operations and its cash flows for the periods ended September 30, 2014, and cumulative from inception. These results are not necessarily indicative of the results expected for the calendar year ending December 31, 2014. The accompanying financial statements and notes thereto do not reflect all disclosures required under accounting principles generally accepted in the United States. Refer to the Company’s audited financial statements as of December 31, 2013, filed with the SEC, for additional information, including significant accounting policies.

Going concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business.  As at September 30, 2014, the Company has an accumulated deficit of $11,926 from operations and has not earned sufficient revenues to cover its operating costs.  The Company intends to fund future operations through equity financing arrangements, which may be insufficient to fund its capital expenditures, working capital and other cash requirements for the year ending December 31, 2014.

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

Earnings per share

The Company computes net loss per share in accordance with ASC 260, "Earnings Per Share" ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit or loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As at September 30, 2014, the Company had no potentially dilutive shares.

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

Cost of Sales

Cost of sales consists of the cost of merchandise sold to customers.

NOTE 3 – INVENTORIES

Inventories are stated at cost and consist of the following:

	September 30	December 31
	2014	2013
	$	$

Loose diamonds	9,760	-

NOTE 4 – LOAN FROM RELATED PARTY

	September 30	December 31
	2014	2013
	$	$

Loan from related parties	21,515	2,390

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable on demand.

NOTE 5 – STOCKHOLDER’S DEFICIT

Common Stock

On October 31, 2013, the Company issued 15,000,000 shares of common stock to the director of the Company at a price of $0.0001 per share, for $1,500.  $300 was received in cash and $1,200 as a stock subscription receivable. The proceeds from this stock issuance was received on August 19, 2014.

During July and August 2014 the Company issued 1,062,600 shares of common stock at $0.02 per share to various stockholders for cash proceeds of $22,252.

On August 19, 2014, the Director approved a five for one forward split of the Company's outstanding shares of common stock. All share and per share data in the accompanying financial statements and footnotes has been adjusted retrospectively for the effects of the forward stock split.

NOTE 6 – INCOME TAXES

The provision (benefit) for income taxes for the period ended September 30, 2014 was as follows (assuming a 15% effective tax rate):

September 30
2014
$

Current Tax Provision
Federal-
Taxable income	-
Total current tax provision	-

Deferred Tax Provision
Federal-
Loss carry forwards	1,726
Change in valuation allowance	(1,726)
Total deferred tax provision	-

The Company had deferred income tax assets as of September 30, 2014 and December 31, 2013 as follows:

	September 30	December 31
	2014	2013
	$	$

Loss carry forwards	1,789	63
Less - Valuation allowance	(1,789)	(63)
	-	-

The Company provided a valuation allowance equal to the deferred income tax assets for period ended September 30, 2014 because it is not presently known whether future taxable income will be sufficient to utilize the loss carryforwards.

As of September 30, 2014, the Company had approximately $11,926 in tax loss carryforwards that can be utilized future periods to reduce taxable income, and expire by the year 2033.

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

- Level 3:

Significant unobservable inputs (including assumptions in determining the fair value of certain investments).

Financial assets and liabilities carried at fair value and measured on a recurring basis are classified in the hierarchy as follows:

	Fair Value at September 30, 2014
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	22,630	-	-	22,630
Total financial assets carried at fair value	22,630	-	-	22,630

	Fair Value at December 31, 2013
	Level 1	Level 2	Level 3	Total
	$	$	$	$

Cash and cash equivalents	2,268	-	-	2,268
Total financial assets carried at fair value	2,268	-	-	2,268

NOTE 8 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Edward Lazar

- Director/CEO

David Lazar

- Director and greater than 10% stockholder

The following transactions were carried out with related parties:

	September 30	December 31
	2014	2013
	$	$
Balance sheets:
Short-term borrowings - Director	21,515	2,390

From time to time, the director and stockholder of the Company provides advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 9 – RECENT ACCOUNTING STANDARDS UPDATES

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10—Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates several of the reporting requirements for development stage entities, including the requirement to present inception to date information in the statements of income, cash flows, and shareholder equity, and to label the financial statements as those of a development stage entity. ASU 2014-10 also clarifies that the guidance in Accounting Standards Codification ("ASC") Topic 275, "Risks and Uncertainties", is applicable to entities that have not commenced principal operations, and eliminates an exception to the sufficiency-of-equity risk criterion for development stage entities, and will require all reporting entities that have an interest in development stage enterprises to apply consistent consolidation guidance for variable interest entities. ASU 2014-10 is effective for all annual reporting periods beginning after December 15, 2014, with early adoption permitted.

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

Liquidity and Capital Resources

We had cash and cash equivalents of $22,630 and inventory of $9,760 at September 30, 2014.  If additional funds are required in connection with our present planned business operations of for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders.

For the nine months ended September 30, 2014, we had a net loss of $11,504.  We had a change in inventories of $9,760 and received $49 from accounts payable and accrued expenses.  As a result, we had net cash used in operating activities of $21,215 for the nine months ended September 30, 2014.

For the cumulative period from October 30, 2013 (inception) to September 30, 2014, we had a net loss of $11,926.  We had a change in inventories of $9,760 and we received $49 from accounts payable and accrued expenses.  As a result, we had net cash used in operating activities of $21,637 for the cumulative period from October 30, 2013 (Inception) to September 30, 2014.

For the period from October 30, 2013 (inception) through September 30, 2014, we did not pursue any investing activities.

For the nine months ended September 30, 2014, we received $21,252 as proceeds from the issuance of common stock and $20,325 as proceeds from short-term borrowings.  As a result, we had net cash provided by financing activities of $41,577 for the nine months ended September 30, 2014.

For the period from October 30, 2013 (inception) through September 30, 2014, we received $21,552 as proceeds from the issuance of common stock and $22,715 as proceeds from short-term borrowings.  As a result, we had net cash provided by financing activities of $44,257 for the period from October 30, 2013 (inception) through September 30, 2014.

Our liquidity has improved with the commencement of sales and the generation of revenues.  However, any delay in sales will negatively affect our liquidity as we continue to purchase additional merchandise.

Results of Operations

Currently the registrant is purchasing merchandise.  To date, we have generated $4,658 in revenue.  Our purchase terms are 60 days and our sale terms are net 30 days.

For the three months ended September 30, 2014, we had sales of $1,708.  Our cost of sales was $1,410, resulting in a gross profit of $298.  We paid filing fees of $374, other costs of $64, and subscription fees of $1,343.  We paid auditor’s fees of $2,000 and legal fees of $1,505.  As a result, we had a net loss of $4,988 for the three months ended September 30, 2014.

For the nine months ended September 30, 2014, we had sales of $1,708.  Our cost of sales was $3,730, resulting in a gross profit of $928.  We paid filing fees of $400, other costs of $94, and subscription fees of $1,343.  We paid auditor’s fees of $7,500 and legal fees of $3,095.  As a result, we had a net loss of $11,504 for the nine months ended September 30, 2014.

For the cumulative period from October 30, 2013 (inception) through September 30, 2014, we had sales of $4,658.  Our cost of sales was $3,730, resulting in a gross profit of $928.  We paid filing fees of $400, other costs of $126, and subscription fees of $1,343.  We paid auditor’s fees of $7,500, legal fees of $3,095, and setup costs of $390.  As a result, we had a net loss of $11,926 for the cumulative period from October 30, 2013 (inception) through September 30, 2014.

The costs incurred for the period from October 30, 2013 (inception) through September 30, 2014 were primarily the costs associated with a startup company.

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

Off-Balance Sheet Arrangements

The registrant had no material off-balance sheet arrangements as of September 30, 2014.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not applicable for smaller reporting companies.

Item 4.  Controls and Procedures

During the period ended September 30, 2014, there were no changes in our internal controls over financial reporting (as defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our chief executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended, as of September 30, 2014.  Based on this evaluation, our chief executive officer and principal financial officers have concluded such controls and procedures to be effective as of September 30, 2014 to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms and to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Act is accumulated and communicated to the issuer’s management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

None

Item 1A.  Risk Factors

During July and August 2014 the Company issued 1,062,600 shares of common stock at $0.02 per share to various stockholders for cash proceeds of $22,252.  These shares were exempt under the private placement exemption under Section 4(a)(2) of the Securities Act.  The stockholders have enough knowledge and experience in finance and business matters to be considered sophisticated investors, they had access to the type of information normally provided in a prospectus for a registered securities offering, and have agreed not to resell or distribute the securities to the public.

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

Dated: October 31, 2014

Dico, Inc.

By:  /s/Edward Lazar

Dated: October 31, 2014

       Edward Lazar, CEO

       Director

By:  /s/David Lazar

Dated: October 31, 2014

       David Lazar

       COO, Principal Financial Officer

       Principal Accounting Officer, Secretary