Form 10-Q/A
period 2014-09-30
Dico, Inc.
filed 2014-12-04
CIK 1595552

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q /A

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

(516) 620-0974

 (Registrant ~~'~~ ’ s telephone number, including area code)

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

Large accelerated filer [ ]	Non-accelerated filer [ ]
Accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [x]      No [  ]

The number of outstanding shares of the registrant’s common stock, December 4, 2014:   Common Stock  -  16,062,600

EXPLANATORY NOTE

This amendment to the Form 10-Q, as originally filed with the SEC on October 31, 2014, is being filed solely to correct the an typo for the shares authorized on the balance sheet.  This document has not been revised to reflect current events, and no other changes have been made.

DICO, INC.

FORM 10-Q

For the quarterly period ended September 30, 2014

INDEX

PART 1 – FINANCIAL INFORMATION

PART II – OTHER INFORMATION

Item 1. Legal Proceedings	19
Item 1A. Risk Factors	19
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	19
Item 3. Defaults upon Senior Securities	19
Item 4. Mine Safety Disclosures	19
Item 5. Other Information	19
Item 6. Exhibits	19

SIGNATURES	20

DICO, INC.

(A Development Stage Company)

Balance Sheets

ASSETS	September 30, 2014	December 31, 2013
	(unaudited)
	$	$
Current Assets:
Cash and cash equivalents	22,630	2,268
Inventories	9,760	-
TOTAL ASSETS	32,390	2,268

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	49	-
Loan from related party	21,515	2,390
Total Liabilities	21,564	2,390

Stockholders’ Deficit
Common stock, $0.0001 par value, 25,000,000 shares authorized; 16,062,600 shares issued and outstanding as of September 30, 2014 and 15,000,000 as of December 31, 2013	1,606	1,500
Additional Paid-in Capital	21,146	-
Stock subscription receivable	-	(1,200)
Deficit accumulated during development stage	(11,926)	(422)
Total Stockholders’ Deficit	10,826	(122)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	32,390	2,268

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

Dated: December 4, 2014

Dico, Inc.

By:  /s/Edward Lazar

Dated: December 4, 2014

       Edward Lazar, CEO

       Director

By:  /s/David Lazar

Dated: December 4, 2014

       David Lazar

       COO, Principal Financial Officer

       Principal Accounting Officer, Secretary