Form 10-K
period 2014-12-31
Peekay Boutiques, Inc.
filed 2015-04-03
CIK 1595552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2014

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File No. 333-193618

PEEKAY BOUTIQUES, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-4007972
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 West Main Street, Auburn, WA 98001

(Address of principal executive offices)

1-800-447-2993

 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.0001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2014 (the last business day of the registrant’s most recently completed second fiscal quarter), there were 15,000,000 shares of the registrant’s common stock issued and outstanding (as adjusted for a five for one forward split of the Company’s outstanding shares of common stock effected on August 19, 2014), all of which were held by affiliates of the registrant. The aggregate market value could not be determined because we only had nominal trading volume as of June 30, 2014.

There were a total of 3,582,470 shares of the registrant’s common stock outstanding as of March 31, 2015.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Peekay Boutiques, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2014

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

Readers are urged to carefully review and consider the various disclosures made by us in this report and our other filings with the SEC. These reports attempt to advise interested parties of the risks and factors that may affect our business, financial condition and results of operations and prospects. The forward-looking statements made in this report speak only as of the date hereof and we disclaim any obligation, except as required by law, to provide updates, revisions or amendments to any forward-looking statements to reflect changes in our expectations or future events.

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to “the Company,” “we,” “us,” or “our” are to Peekay Boutiques, Inc., a Nevada corporation (formerly Dico, Inc.).

PART I

ITEM 1. BUSINESS.

Overview of Our Business

During 2014, we were a wholesaler and marketer of affordable diamonds. We were incorporated on October 30, 2013 under the name Dico, Inc., after which we began working with diamond wholesalers and distributors to create an inventory of low-quality diamonds for resale to other wholesalers.

At the close of business on December 31, 2014, we entered into a securities exchange agreement, or the Exchange Agreement, with Christals Acquisition, LLC, a Delaware limited liability company, or Christals Acquisition, and its members, pursuant to which we acquired 100% of the issued and outstanding equity capital of Christals Acquisition in exchange for 2,524,870 shares of our common stock, par value $0.0001 per share, which constituted 70.5% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Exchange Agreement. In addition, at the closing of the share exchange, Christals Acquisition paid us $350,000 in cash. This cash was immediately used for the following purposes (i) to pay down all of our outstanding liabilities, (ii) $308,436 of this cash was used as a partial payment toward the redemption of a total of 15,000,000 of our restricted shares from David Lazar, our former Chief Operating Officer and Secretary, pursuant to a redemption agreement that we entered into with Mr. Lazar on December 31, 2014, and (iii) to satisfy aggregate purchase price payable to holders of a total of 1,052,600 shares of our common stock, which shares were transferred to the members of Christals Acquisition as a condition to the closing of the exchange transaction. In addition to receiving the $308,436 payment for the redemption of his 15,000,000 shares of our common stock, we also transferred to Mr. Lazar our remaining inventory of loose diamonds pursuant to a bill of sale and assignment agreement as the balance of the consideration for the redemption of his shares. Immediately following the closing of the exchange transaction and the related transactions described above, the former members of Christals Acquisition and certain equity owners of such members who immediately received distributions of such securities, became the owners of 3,577,470 shares of our common stock, constituting 99.9% of our issued and outstanding common stock as of such closing. For accounting purposes, the exchange transaction with Christals Acquisition was treated as a reverse acquisition, with Christals Acquisition as the acquirer and Peekay Boutiques, Inc. as the acquired party.

As a result of our acquisition of Christals Acquisition, we are now engaged in the retail sale of lingerie, women’s wellness products and sexual health products. On January 23, 2015, we changed our name to Peekay Boutiques, Inc. to more accurately reflect our new business.

Since the reverse acquisition of Christals Acquisition occurred just after completion of our fiscal year end on December 31, 2014, this annual report presents information for the Company prior to such acquisition. Unless otherwise stated, all information in this annual report is presented prior to the reverse acquisition. For more information about Christals Acquisition, including its audited financial statements for the fiscal year ended December 31, 2014, please see our amended current report on Form 8-K/A expected to be filed by April 10, 2015.

Business Strategy

Our business model in 2014 called for the implementation of the following strategies:

Our wholesalers maintained a broad product mix of diamonds in various sizes and quality in order to meet the needs and price points of various potential customers. The diamonds we carried were low quality and received on memorandum. In the diamond industry, it is common for suppliers to provide wholesalers with lesser quality diamonds on memorandum, which means that they are loaned to the wholesaler for a period of time between 30 and 60 days. Diamonds are only billed when they are sold. If a diamond is not sold, it is returned to the original wholesaler. We distributed diamonds to other wholesalers depending on their needs and invoiced the diamonds as they were sold. We were able to sell our diamonds for a lower cost due to the lower quality of the diamonds. Our diamonds were used primarily for making cheaper jewelry. As a wholesaler, we had no manufacturing facilities.

Our marketing strategy was to increase brand recognition of the Dico name through advertising in consumer magazines and online publications.

Our Products

Our principal product line consisted of a wide assortment of diamonds received from our suppliers on memorandum, focusing on lower price points in the diamond market.

We featured top light brown diamonds, silver tip diamonds, and black diamonds in our product line. These diamonds are all considered low-quality gems that are suitable for cheaper jewelry and which we could supply at a low cost while still earning a profit.

We received approximately 40% of our inventory on consignment from other distributors, and purchased the remaining 60% of our inventory. Any inventory received on consignment from other distributors was held for 60 days. Should we sell one of those diamonds during that time, we purchased that diamond from its original distributor, and then sold to the end buyer. If the diamond was unsold after 60 days, it was returned to its original distributor.

We purchased the remaining 60% of our inventory in bulk from suppliers using funds loaned to us under an oral agreement with Mr. David Lazar, our former chief operating officer. Suppliers receive their diamonds in large, unsorted lots, most of which consisted of smaller, low-quality diamonds. Wholesalers that deal in larger, higher-quality diamonds, such as those used for wedding rings, purchased these lots specifically for the diamonds that they wished to sell, and then sold the remainder of the lot at a heavily discounted price to wholesalers dealing in small, low-quality diamonds. We did not have any written agreements with any suppliers or wholesalers for purchasing these lots.

Pricing

The prices for our diamonds were determined on an individual basis depending on the quality of the stone. Our prices were generally set based upon the quality of the stone and how the stone was cut. We intended to sell diamonds at a price that would generally be between $175 to $700 per carat, depending on the quality of the stone.

Suppliers

We received our diamonds from a variety of suppliers, including other wholesalers and directly from sources in Israel. Israel is one of the major sources of diamonds that are available for sale.

We had no continuing contracts with any of our suppliers, and our relationship with them may be terminated by either party at any time. We were not dependent upon any particular supplier for its raw materials. We have not encountered any difficulty in obtaining sufficient raw materials for our needs.

Manufacturing

We did not manufacture any product. All of our products were pre-cut diamonds that are purchased via outside suppliers and manufacturers. In addition, we did not engage in any material research and development activities.

Marketing

Our marketing strategy was to increase brand recognition of the Dico name via the internet and direct advertising. We marketed and sold our diamonds to wholesalers and distributers primarily through our in-house sales and marketing team. All of our in-house sales represented sales made in our office directly by our officers and directors. We were marketing through our showroom at our office, through direct presentations at customer’s locations, and through the use of catalogues, the Internet, and other advertising media, including consumer magazines and online publications. Other sales channels that we used included cold calling prospective buyers, and by utilizing travelling salesmen throughout the country.

Our two main markets were in Los Angeles, California and in Israel. We had distributers and suppliers in both of these areas.

Competition

The diamond industry is highly competitive, both in the United States and on a global basis. We encountered competition primarily from manufacturers with national and international distribution capabilities as well as from large wholesalers, and, to a lesser extent, from small regional suppliers of diamonds.

Our competitors included domestic and foreign diamond manufacturers, wholesalers, and importers who may operate on a national, regional, and local scale.

Product availability and the ability to offer consistent product quality at competitive prices tended to be the key competitive factors to the customer segments that we served. Some of our competitors may specialize in sales to particular distribution channels and may have relationships with customers in those distribution channels that make competition by us more difficult.

We believe that the principal competitive factors in our market included:

-	Service functionality, quality and performance;
-	Ease of use, reliability, scalability and security of services;
-	Customer service and support;
-	Establishing a significant base of customers and distribution partners;
-	Ability to introduce new services to the market in a timely manner;
-	Ability to integrate with third-party offerings and services; and
-	Pricing.

Distribution

We shipped our products to wholesale distributors. We did not currently have a website, but were planning to create one. At that point, we planned to begin making sales through our website.

We had no contracts with any customers.

Government Regulations

There are no required government approvals or regulations which affected our business. Since we do not manufacture, we did not have any environmental compliance costs.

Going Concern

Our auditor has raised substantial doubt about our ability to continue as a going concern. For the short term, we expect operating costs to continue to exceed funds generated from operations. As a result, we expect to continue to incur operating losses and may have insufficient funds to grow our business in the near future. We can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

Patents, Trademarks, Intellectual Property, and Proprietary Protection

We did not own or license any patents, trademarks, or service marks that are material to our business.

Insurance

We did not maintain any insurance covering our inventory, our premises, on any goods in transit, or against theft or embezzlement by our employees.

Employees

During 2014, we had one full-time employee and one part-time employee. Our sales representatives were paid on a commission basis. There are no written agreements with any of our employees.

ITEM 1A. RISK FACTORS.

Not applicable.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

During fiscal year 2014, our corporate offices were located at 3445 Lawrence Ave, Oceanside, NY 11572. These offices consisted of 500 square feet.

ITEM 3. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is currently eligible to be quoted on the OTC Bulletin Board under the symbol “PKAY.” However, there is currently no trading market for our Common Stock and there is no assurance that a regular trading market will ever develop. OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Approximate Number of Holders of Our Common Stock

As of March 31, 2015, there were approximately 33 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

Dividend Policy

We have never declared or paid a cash dividend. Any future decisions regarding dividends will be made by our board of directors. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our board of directors has complete discretion on whether to pay dividends, subject to the approval of our stockholders. Even if our board of directors decides to pay dividends, the form, frequency and amount will depend upon our future operations and earnings, capital requirements and surplus, general financial condition, contractual restrictions and other factors that the board of directors may deem relevant.

Securities Authorized for Issuance under Equity Compensation Plans

We do not have in effect any compensation plans under which our equity securities are authorized for issuance and we do not have any outstanding stock options.

Recent Sales of Unregistered Securities

We have not sold any equity securities during the 2014 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2014 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2014.

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management’s discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See “Special Note Regarding Forward Looking Statements” above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with United States generally accepted accounting principles.

Overview

During 2014, we were a wholesaler and marketer of affordable diamonds. Our product line consisted of a wide assortment of loose diamonds of a variety of sizes, cuts, and quality.

Recent Developments

On December 31, 2014, we entered into the Exchange Agreement with Christals Acquisition, and its members, pursuant to which we acquired 100% of the issued and outstanding equity capital of Christals Acquisition in exchange for 2,524,870 shares of our common stock, par value $0.0001 per share, which constituted 70.5% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Exchange Agreement. In addition, at the closing of the share exchange, Christals Acquisition paid us $350,000 in cash. This cash was immediately used for the following purposes (i) to pay down all of our outstanding liabilities, (ii) $308,436 of this cash was used as a partial payment toward the redemption of a total of 15,000,000 of our restricted shares from David Lazar, our former Chief Operating Officer and Secretary, pursuant to a redemption agreement that we entered into with Mr. Lazar on December 31, 2014, and (iii) to satisfy aggregate purchase price payable to holders of a total of 1,052,600 shares of our common stock, which shares were transferred to the members of Christals Acquisition as a condition to the closing of the exchange transaction. In addition to receiving the $308,436 payment for the redemption of his 15,000,000 shares of our common stock, we also transferred to Mr. Lazar our remaining inventory of loose diamonds pursuant to a bill of sale and assignment agreement as the balance of the consideration for the redemption of his shares. Immediately following the closing of the exchange transaction and the related transactions described above, the former members of Christals Acquisition and certain equity owners of such members who immediately received distributions of such securities, became the owners of 3,577,470 shares of our common stock, constituting 99.9% of our issued and outstanding common stock as of such closing. For accounting purposes, the exchange transaction with Christals Acquisition was treated as a reverse acquisition, with Christals Acquisition as the acquirer and Peekay Boutiques, Inc. as the acquired party.

Since the reverse acquisition of Christals Acquisition occurred just after completion of our fiscal year end on December 31, 2014, this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” presents information for the Company prior to such acquisition. For more information about Christals Acquisition, including its audited financial statements for the fiscal year ended December 31, 2014, please see our amended current report on Form 8-K/A expected to be filed by April 10, 2015.

Plan of Operations

During 2014, our marketing strategy was to enhance customer awareness and appreciation of our brand, expand distribution channels, and ensure customer satisfaction through customer service. We set the following milestones in connection with this strategy:

Milestone	Timeline	Estimated Cost
Execute our marketing strategy to enhance customer awareness of our brand	1-6 months	$15,000 to $170,000
Expand distribution channels	1-6 months	$20,000 to $30,000

Milestone 1: Executing our marketing strategy to enhance customer awareness of our brand.

We marketed and sold our diamonds primarily through our in-house sales and marketing team. We intended to conduct additional marketing through our showroom, through direct presentations at customer’s locations, and through the use of catalogues, the Internet, and other advertising media, including consumer magazines and online publications. We estimated that it will take six months to fully execute this plan.

Milestone 2: Expand distribution channels.

We intended to expand our distribution channels to reach a wider customer base. Depending on the success of our marketing plan, we may need anywhere from 1 to 6 months to complete this step. We expected to begin expanding our distribution channels about 3 months after the first generating sales.

Our method of distribution was to send marketing materials to prospective buyers, and to utilize traveling salesmen to bring our product to prospective buyers along their routes. These salesmen worked on commission. During 2014, we only had one salesman working for us. We did not have any written agreements with our salesman. We intended to expand our distribution channels by incorporating more traveling salesmen with different sales routes.

Liquidity and Capital Resources

During fiscal year 2014, we had $30,474 cash used in operating activities, as compared to $422 during fiscal year 2013.

For the period from October 30, 2013 (inception) through December 31, 2013, we did not pursue any investing activities.

For the year ended December 31, 2014, we received $22,452 as proceeds from the issuance of common stock and $6,410 as proceeds from short-term borrowings. As a result, we had net cash provided by financing activities of $28,862 for the year ended December 31, 2014. For the period from October 30, 2013 (inception) through December 31, 2013, we received $300 as proceeds from the issuance of common stock and $2,390 as proceeds from short-term borrowings. As a result, we had net cash provided by financing activities of $2,690 for the period from October 30, 2013 (inception) through December 31, 2013.

We had cash and cash equivalents of $656 on hand at December 31, 2014. If additional funds are required in connection with our present planned business operations or for Exchange Act filings or other expenses, such funds may be advanced by management or principal stockholders.

Our liquidity has improved with the commencement of sales and the generation of revenues. However, any delay in sales would have negatively affected our liquidity in purchasing additional merchandise.

Results of Operations

For the fiscal year ended December 31, 2014, we had sales in the amount of $4,883 and cost of sales in the amount of $3,915, resulting in a gross profit of $968. We paid operating expenses of $31,492. As a result, we had a net loss of $30,523 for the year ended December 31, 2014.

For the period from October 30, 2013 (inception) to December 31, 2013, we did not make any sales. We paid general and administrative expenses of $422. As a result, we had a net loss of $422 for the period from October 30, 2013 (inception) to December 31, 2013.

We had no agreements, arrangements or understandings with any person to obtain funds through bank loans, lines of credit or any other sources.

Going Concern

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. Our auditor has issued a going concern opinion, raising substantial doubt about our ability to continue as a going concern. In the near term, we expect operating costs will exceed funds generated from operations. As a result, we expect to continue to incur operating losses and may have insufficient funds to grow our business in the near future. We can give no assurance that we will achieve profitability or be capable of sustaining profitable operations. As a result, operations in the near future are expected to continue to use working capital.

Off-Balance Sheet Arrangements

We had no material off-balance sheet arrangements as of December 31, 2014.

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

During 2014, we were an “emerging growth company” as defined in the JOBS Act of 2012. Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an “emerging growth company” can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. However, we chose to opt out of such extended transition period, and as a result, we complied with new or revised accounting standards on the relevant dates on which adoption of such standards is required for non-emerging growth companies. Section 107 of the JOBS Act provides that our decision to opt out of the extended transition period for complying with new or revised accounting standards is irrevocable.

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

Recent Accounting Pronouncements

See Note 8 to our audited consolidated financial statements included elsewhere in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2014 and 2013 begins on page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act). Disclosure controls and procedures refer to controls and other procedures designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Ms. Lisa Berman, and Chief Financial Officer, Ms. Janet Mathews, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2014. Based upon, and as of the date of this evaluation, Mmes. Berman and Mathews determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

Notwithstanding management’s assessment that our internal control over financial reporting was ineffective as of December 31, 2014 due to the material weaknesses described below, we believe that the consolidated financial statements included in this report correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting refers to the process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP, and includes those policies and procedures that:

(1)	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets;

(2)

provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our management and directors; and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2014. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company’s internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2014, our internal control over financial reporting was not effective because of the material weaknesses in our internal control over financial reporting described below.

Material weaknesses associated with separation of duties, internal control process documentation and testing of controls exists as of December 31, 2014.

Our management is committed to improving its internal control over financial reporting and will continue to work to put effective controls in place. The reportable conditions and other areas of our internal control over financial reporting identified by us as needing improvement have not resulted in a material restatement of our financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies and procedures may deteriorate.

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm.

Changes in Internal Controls over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

Other than in connection with the implementation of the remedial measures described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during fourth quarter of fiscal year 2014, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

NAME	AGE	POSITION
Ellery W. Roberts	44	Chairman
Lisa Berman	60	Chief Executive Officer and President
Bob Patterson	52	Chief Operating Officer
Janet Mathews	59	Chief Financial Officer, Treasurer and Secretary
Martin Walker	44	Vice President, Marketing and Visual Merchandising
David Leigh	50	Vice President, Retail
George Williams	59	Vice President, Merchandising and Inventory
Edward Tobin	57	Director
David Aho	31	Director

Ellery W. Roberts. Mr. Roberts became our Chairman on December 31, 2014, when we completed our reverse acquisition of Christals Acquisition. He has also been the Chairman of our subsidiary, Christals Acquisition, since December 31, 2012. Mr. Roberts brings over 20 years of private equity investing experience to our company. Mr. Roberts has been the Chairman and Chief Executive Officer 1847 Holdings LLC, a public reporting company, since its inception on January 22, 2013. Mr. Roberts has also been a director of Western Capital Resources, Inc., a public company (OTQQB: WCRS), since May 2010. In July 2011, Mr. Roberts formed The 1847 Companies LLC, a company which is no longer active, where he began investing his own personal capital and capital of high net worth individuals in select transactions. Through The 1847 Companies LLC, Mr. Roberts has operated as a fundless sponsor, covering the transaction pursuit cost and raising capital on the basis of his own personal investment. Prior to forming The 1847 Companies LLC, Mr. Roberts was the co-founder and was co-managing principal from October 2009 to June 2011of RW Capital Partners LLC, the recipient of a “Green Light” letter from the U.S. Small Business Administration (SBA) permitting RW Capital Partners LLC to raise capital in pursuit of the SBA Small Business Investment Company license with the preliminary support of the SBA. Mr. Roberts was a founding member of Parallel Investment Partners, LP (formerly SKM Growth Investors, LP), or Parallel, a Dallas-based private equity fund focused on re-capitalizations, buyouts and growth capital investments in lower middle market companies throughout the United States. During his tenure at Parallel, Mr. Roberts held the position of Managing Director from January 2004 to September 2009, Vice President from January 2003 to December 2003 and Senior Associate from January 2000 to December 2002. Mr. Roberts was responsible for approximately $400 million in invested capital across two funds. Also during his tenure with Parallel, Mr. Roberts sat on the boards of Environmental Lighting Concepts, Hat World Corporation, Senex Financial Corporation, Builders TradeSource Corporation, Action Sports, Weisman Discount Home Centers, Winnercom, Mealey’s Furniture, Regional Management Corporation, Marmalade Cafes, and Diesel Service and Supply (all of which are private companies). Prior to Parallel, Mr. Roberts was a Vice President with Lazard Group LLC (NYSE: LAZ), or Lazard, from July 1997 to December 2000. While at Lazard, he focused on and also gained experience in the home building, health care, retail, industrial and lodging sectors. Prior to joining Lazard in 1997, Mr. Roberts was a Senior Financial Analyst with Colony Capital, Inc. from July 1995 to June 1996, where he analyzed and executed transactions for Colony Investors II, L.P., a $625 million private equity fund. Prior to that, he was a Financial Analyst with the Corporate Finance Division of Smith Barney Inc. (now known as Morgan Stanley Smith Barney LLC) from January 1994 to June 1995 where he participated in a wide variety of investment banking activities. During his career Mr. Roberts has been directly involved with over $3.0 billion in direct private equity investments. Mr. Roberts received his B.A. degree in English from Stanford University.

Lisa Berman. Ms. Berman became our Chief Executive Officer and President on December 31, 2014, when we completed our reverse acquisition of Christals Acquisition. Prior to becoming our Chief Executive Officer and President, in August 2012 Ms. Berman became the Founder and Principal of Insights, a consulting business focused on assisting businesses in growth, turnaround and investing activities, established in 2005. During and prior to her time with Insights, she held contract executive positions as well as advised and consulted on multifaceted businesses. From July 2008 to August 2012, Ms. Berman was the Chief Executive Officer and Director of Jimmyjane, a multi-channel design and manufacturing startup leading sexual health and wellness into the mainstream. Ms. Berman left the Chief Executive Officer role at Jimmyjane in August 2012, and maintained the Director role through transition until September 2013. Prior to Jimmyjane, Ms. Berman held a Chief Executive Officer role at Hallmark Cards, The Picture People, and executive roles for The Limited, Pottery Barn, Guess? (NYSE: GES), and Victoria’s Secret. Ms. Berman has spent over 20 years in the retail industry specializing in high growth, and turnaround experience with specialty consumer brands. During her career, she has opened hundreds of retail stores and has demonstrated a unique talent to replicate the distinct brand experience in each location while defining the store environment with a strong focus on the sales organization to be customer-centric.

Bob Patterson. Mr. Patterson became our Chief Operating Officer on December 31, 2014, when we completed our reverse acquisition of Christals Acquisition. Mr. Patterson is a senior leader with over 25 years of experience in operations and IT management. He served as Chief Information Officer of Peekay, Inc., one of our subsidiaries, from January 2013 to May 2014, and has been Chief Operating Officer of Peekay, Inc. since May 2014. He has also been the General Manager and Chief Information Officer of our subsidiary, Christals Acquisition, since October 2012. Prior to joining Christals Acquisition, from March 2010 to September 2012, Mr. Patterson served as an Operating Partner for private equity with Blacksteet Capital. From February 2010 to March 2011, he was also an IT Steering Committee/IT & Operations Consultant for Moosejaw Outfitters, an outdoor specialty retailer. From 1999 to 2009, Mr. Patterson served as the Chief Operating Officer/Chief Information Officer for Warren National University. Mr. Patterson’s experience includes senior leadership in brick-and-mortar and e-commerce retail, online learning, manufacturing and banking. Mr. Patterson draws upon this diverse background to lead organizational growth by empowering good people with efficient processes and strong technology. Mr. Patterson earned a Bachelors Degree from the University of California, San Diego in 1985.

Janet Mathews. Ms. Mathews became our Chief Financial Officer, Treasurer and Secretary on December 31, 2014, when we completed our reverse acquisition of Christals Acquisition. Ms. Mathews has also been the Chief Financial Officer of our subsidiary, Christals Acquisition, since April 2014. Ms. Mathews has over 15 years of experience as a public and private company Chief Financial Officer, specializing in direct to consumer retail and e-commerce businesses, operating in the wellness/healthy living and lifestyle sectors. Prior to joining Christals Acquisition, Ms. Mathews was the Chief Financial Officer for GreatOutdoors/Altrec.com from 2010 through March 2014, an e-commerce/retail company providing high-quality outdoor and active apparel and gear online. From 2006 through 2009, she was the Chief Financial Officer and Treasurer for Pharmaca Integrative Pharmacy, Inc., a retail chain delivering natural health and wellness products. From 1996 to 2006, Ms. Mathews served as Chief Financial and Administrative Officer and VP of Business Development for Gaiam, Inc., a consumer lifestyle company, specializing in wellness, fitness and environmental products, content, and services. During her tenure with Gaiam, she completed an initial public offering, two follow-on offerings and several PIPE transactions, as well as completing over twenty merger and acquisition transactions. Ms. Mathews has extensive experience in identifying and driving strategic growth opportunities, while streamlining systems, processes and operations to improve efficiency and profitability.

Martin Walker. Mr. Walker became our Vice President, Marketing and Visual Merchandising on July 1, 2014. Mr. Walker has also been leading Peekay’s marketing efforts as Vice President of Marketing, Visual Merchandising, and Interactive Media since February 2014, and as Director of Marketing, Visual Merchandising and Interactive Media since he joined the company in January 2011. Walker previously held director- and executive-level positions with the Seattle Sonics & Storm, professional basketball teams from December 1996 until January 2006, and Tully’s Coffee, a retailer of handcrafted coffee from January 2006 until October 2010, including Vice President of Marketing an Merchandising, and Vice President of Retail Operations, and has over 20 years of experience in marketing, merchandising and retail. Blending a unique combination of creativity and analytical talent, his approach to marketing includes highly compelling brand messaging married with data-driven decision-making.

David Leigh. Mr. Leigh became our Vice President, Retail on July 1, 2014. Mr. Leigh brings over 15 years of experience to Peekay. Mr. Leigh joined our subsidiary, Peekay, in August 2009 as our Director of Retail Sales and leads a strong team of seven district managers and over 350 sales associates. Mr. Leigh is a lifelong retailer, having held Sales and HR Management positions for Nordstrom, Macy’s (1980-86), and Pier 1 Imports (2008-09) and was a Vice President of Retail for Shane Co, a regional jewelry retailer during the period from 1986 to 2006. Mr. Leigh earned his undergraduate degree in Business Administration from Gonzaga University in 1986. He completed continuing education in Strategic Retail Management and Leadership at The Kennedy School of Government, Harvard University. In addition, he holds a certificate in Organizational Development from The Mountain States Employment Council.

George Williams. Mr. Williams became our Vice President of Merchandising and Inventory on November 4, 2013. Mr. Williams is a merchant and supply chain executive who has developed a broad range of skills that are focused on bringing products from concept to consumer, profitably and at a low cost. He has led multiple teams of professionals in large organizations as well as in smaller formats. Typically in a VP role, Mr. Williams has been successful providing strong leadership, training, and direction. He is recognized as a collaborative partner and has been successful at eliminating silos and creating synergies among cross-functional teams. Unique in his background, Mr. Williams has led merchant and supply chain organizations supporting both store (brick and mortar) and direct to consumer (e-commerce and catalog) businesses. Mr. Williams previously served as VP of Inventory Management for Williams Sonoma/Pottery Barn from 1994 through 2004, Cost Plus World Market (2004-2007) and The Sharper Image (from 2008 to May 2010). Mr. Williams acted as an independent consultant for various different companies during the period from May 2010 until he joined Peekay in November 2013. Mr. Williams earned a B.S. in Accounting from San Jose State University and an MBA in Finance from the University of Southern California.

Edward J. Tobin. Mr. Tobin became our Director on December 31, 2014, when we completed our reverse acquisition of Christals Acquisition. For fifteen years, until November 2014, Mr. Tobin was a Director of Global Emerging Markets North America, Inc., or GEM, where he managed Special Situations and Venture investing. In this role, he oversaw structured finance transactions in industries such as clean tech, media, telecommunications, manufacturing, real estate and life sciences. Prior to joining GEM, Mr. Tobin was Managing Director of Lincklaen Partners, a private family investment office. Previously, he had been a portfolio manager with Neuberger and Berman and prior to that Vice President of Nordberg Capital, Inc. Mr. Tobin is on the Board of PPI Management LLC, GEM Holdings LLC, GEM International Ventures LLC and Christals Management LLC, all of which are privately held companies. Mr. Tobin received his MBA from the Wharton School, as well as a Master of Science in Engineering and a Bachelor of Science in Economics (cum laude) from the University of Pennsylvania.

David Aho. Mr. Aho became our Director on December 31, 2014, when we completed our reverse acquisition of Christals Acquisition. Mr. Aho has also served as a director of Christals Acquisition, one of our subsidiaries, since May 2014. From January 2009 through December 2010, Mr. Aho was an analyst at Colbeck Capital Management, LLC. Beginning in January 2011 through the present, Mr. Aho has been a partner at Colbeck Capital Management, LLC. Colbeck is an investment firm with a core focus of investing in and advising on secured, strategic finance transactions.

Section 2(a) of the Stockholders Rights Agreement (attached as Annex C to the Share Purchase Agreement attached as Exhibit 2.1 to the Form 8-K filed by the Company on January 6, 2015) provides that “CP IV shall have the right, but not the obligation, to appoint one member of the Board (the ‘CP IV Designee’) selected by CP IV to serve on the Board and the Governing Body of any Subsidiary (provided that such right with respect to any Subsidiary shall be subject to the creation of a board or similar Governing Body and the authorization of such body to act on behalf of the such Subsidiary in lieu of the sole member of such entity, which Dico will effect at the request of CP IV). David Aho shall be the initial CP IV Designee.” There are no other arrangements or understandings known to us pursuant to which any director was or is to be selected as a director or nominee.

Directors are elected until their successors are duly elected and qualified.

Except as set forth in our discussion below in Item 13 “Certain Relationships and Related Transactions, and Director Independence—Transactions with Related Persons,” none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Director Qualifications

Directors are responsible for overseeing our business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on our Board of Directors that are applicable to all directors and that there are other skills and experience that should be represented on the Board as a whole, but not necessarily by each director. The Board considers the qualifications of directors and director candidates individually and in the broader context of the Board’s overall composition and our current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by stockholders, the Board considers the nominee’s judgment, integrity, experience, independence, understanding of our business or other related industries and such other factors the Board determines are pertinent in light of the current needs of the Board. The Board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board assesses intangible qualities including the individual’s ability to ask difficult questions and, simultaneously, to work collegially.

The Board does not have a specific diversity policy, but considers diversity of race, ethnicity, gender, age, cultural background and professional experiences in evaluating candidates for Board membership. Diversity is important because a variety of points of view contribute to a more effective decision-making process.

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of our current needs and business priorities. We are a U.S. public company and a retailer of lingerie, women’s wellness and sexual health products. Therefore, the Board believes that a diversity of professional experiences in the retail industry, specific knowledge of key geographic growth areas, and knowledge of U.S. capital markets and of U.S. accounting and financial reporting standards should be represented on the Board.

Summary of Qualifications of Directors

Set forth below is a narrative disclosure that summarizes some of the specific qualifications, attributes, skills and experiences of our directors. For more detailed information, please refer to the biographical information for each director set forth above.

Ellery W. Roberts. Mr. Roberts brings over 20 years of private equity investing experience to our company.

Edward J. Tobin. Mr. Tobin has extensive business and finance experience.

David Aho. Mr. Aho has over 10 years of investment management experience.

Family Relationships

There are no family relationships among any of our officers or directors.

Involvement in Certain Legal Proceedings

To the best of our knowledge, none of our directors or executive officers has, during the past ten years:

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•

had any bankruptcy petition filed by or against the business or property of the person, or of any partnership, corporation or business association of which he was a general partner or executive officer, either at the time of the bankruptcy filing or within two years prior to that time;

16

•

been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction or federal or state authority, permanently or temporarily enjoining, barring, suspending or otherwise limiting, his involvement in any type of business, securities, futures, commodities, investment, banking, savings and loan, or insurance activities, or to be associated with persons engaged in any such activity;

•

been found by a court of competent jurisdiction in a civil action or by the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•

been the subject of, or a party to, any federal or state judicial or administrative order, judgment, decree, or finding, not subsequently reversed, suspended or vacated (not including any settlement of a civil proceeding among private litigants), relating to an alleged violation of any federal or state securities or commodities law or regulation, any law or regulation respecting financial institutions or insurance companies including, but not limited to, a temporary or permanent injunction, order of disgorgement or restitution, civil money penalty or temporary or permanent cease-and-desist order, or removal or prohibition order, or any law or regulation prohibiting mail or wire fraud or fraud in connection with any business entity; or

•

been the subject of, or a party to, any sanction or order, not subsequently reversed, suspended or vacated, of any self-regulatory organization (as defined in Section 3(a)(26) of the Exchange Act (15 U.S.C. 78c(a)(26))), any registered entity (as defined in Section 1(a)(29) of the Commodity Exchange Act (7 U.S.C. 1(a)(29))), or any equivalent exchange, association, entity or organization that has disciplinary authority over its members or persons associated with a member.

Section 16(a) Beneficial Ownership Reporting Compliance

We are not subject to Section 16(a) of the Exchange Act.

Code of Ethics

On December 31, 2014, our Board adopted a new Code of Ethics that applies to all of our directors, officers and employees, including our principal executive officer, principal financial officer and principal accounting officer. Our Code of Ethics addresses, among other things, honesty and ethical conduct, conflicts of interest, compliance with laws, regulations and policies, including disclosure requirements under the federal securities laws and reporting of violations of the code. A copy of the Code of Ethics can be found as Exhibit 14.1 to our Current Report on Form 8-K filed on January 6, 2015.

We are required to disclose any amendment to, or waiver from, a provision of our Code of Ethics applicable to our principal executive officer, principal financial officer, principal accounting officer, controller, or persons performing similar functions. We intend to use our website as a method of disseminating this disclosure, as permitted by applicable SEC rules. Any such disclosure will be posted to our website within four business days following the date of any such amendment to, or waiver from, a provision of our Code of Ethics.

Material Changes to Director Nomination Procedures

There have been no material changes to the procedures by which stockholders may recommend nominees to our Board of Directors since such procedures were last disclosed.

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee or an audit committee financial expert serving on the audit committee. Our entire Board of Directors currently is responsible for the functions that would otherwise be handled by an audit committee. However, we intend to establish an audit committee in the near future. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Upon the establishment of an audit committee, the Board will determine whether any of the directors qualify as an audit committee financial expert.

ITEM 11. EXECUTIVE COMPENSATION.

No salaries or other compensation were paid in cash, or otherwise, to any officers or directors for services performed from October 30, 2013, our date of inception, to December 31, 2014. We have no employment agreements with our officers for the fiscal year ended December 31, 2014. For the year ended December 31, 2014, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of March 31, 2015 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 901 West Main Street, Auburn, Washington 98001.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership (1)	Percent of Class(2)

Officers and Directors
Ellery W. Roberts	Chairman of the Board	Common Stock	249,676	6.97%
Lisa Berman	Chief Executive Officer and President	Common Stock	0	*
Bob Patterson	Chief Operating Officer	Common Stock	75,399(3)	2.10%
Janet Mathews	Chief Financial Officer, Treasurer and Secretary	Common Stock	0	*
Martin Walker	Vice President, Marketing and Visual Merchandising	Common Stock	0	*
David Leigh	Vice President, Retail	Common Stock	0	*
George Williams	Vice President, Merchandising and Inventory	Common Stock	0	*
Edward Tobin	Director	Common Stock	314,231	8.77%
David Aho c/o Colbeck Management 888 Seventh Avenue, 40th Floor New York, NY 10106	Director	Common Stock	0	*
All officers and directors as a group (9 persons named above)		Common Stock	616,278	17.20%

5% Security Holders
Christopher F. Brown c/o GEM Ventures Ltd. 590 Madison Avenue, 27th Floor New York, NY 10022		Common Stock	460,539	12.86%
CP IV SPV, LLC(4) c/o Colbeck Capital Management 888 Seventh Avenue, 40th Floor New York, NY 10106		Common Stock	1,041,043	29.06%
CB CA SPV, LLC(5) c/o Colbeck Capital Management 888 Seventh Avenue, 40th Floor New York, NY 10106		Common Stock	25,043	*
Harvest Capital Credit Corporation 450 Park Avenue, Suite 500 New York, NY 10022		Common Stock	214,649	5.99%

_________________

* Less than 1%

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

18

(2)

A total of 3,582,470 shares of our common stock are considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of March 31, 2015. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

(3)	Includes 23,028 shares of common stock to be issued to Mr. Patterson pursuant to his employment agreement.

(4)

CP IV SPV, LLC, a Delaware limited liability company, is indirectly controlled by Colbeck Management Holdco GP, LLC, a Delaware limited liability company, or Colbeck Management. Messrs. Jason Colodne and Jason Beckman serve as the managing members of Colbeck Management. Each of CP IV SPV, LLC, Mr. Jason Colodne and Mr. Jason Beckman disclaims beneficial ownership of such shares. David Aho, a director of the Company, is a partner of CP IV SPV, LLC. Mr. Aho also disclaims beneficial ownership of such shares.

(5)

CB CA SPV, LLC, a Delaware limited liability company, is controlled by CB CA Lending LLC, a Delaware limited liability company, or CB Lending. Messrs. Jason Colodne and Jason Beckman serve as the managing members of CB Lending. Each of CB CA SPV, LLC, Mr. Jason Colodne and Mr. Jason Beckman disclaims beneficial ownership of such shares. David Aho, a director of the Company, is a partner of CP CA SPV, LLC. Mr. Aho also disclaims beneficial ownership of such shares.

Changes in Control

Other than described below, we do not currently have any arrangements which if consummated may result in a change of control of our Company.

On December 31, 2014, our Company, Christals Acquisition and the members of Christals Acquisition, entered into the Exchange Agreement. The parties to the Exchange Agreement agreed to abide by the terms and provisions set forth in Annex C to such agreement. Annex C is a stockholders rights agreement that grants to certain former members of Christals Acquisition, who are now stockholders of our Company, substantially the same investor rights that such former members had as members of Christals Acquisition. These rights include, among others, certain tag-along rights. If any holder of our common stock proposes to sell or otherwise transfer shares of our common stock to one or more persons other than to a permitted transferee as described in the stockholders rights agreement, then the former members of Christals Acquisition will have the right to participate pro rata in such sale and if the prospective purchaser is not willing to purchase all of the shares of our common stock that the former members other than the transferring member propose to transfer, then each former member (including the transferring member) will be permitted to transfer a portion of the total number of shares of our common stock to be transferred to the prospective purchaser.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2013 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under Item 11 “Executive Compensation”). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

19

•

On December 31, 2014, we entered into the Exchange Agreement with Christals Acquisition and its members, including certain of our officers and directors, who were also members of Christals Acquisition, pursuant to which we acquired 100% of the issued and outstanding equity capital of Christals Acquisition in exchange for 3,577,470 shares of our common stock, which constituted 70.5% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Exchange Agreement.

•

Our subsidiary, Peekay Acquisition entered into an Advisory Agreement, dated December 31, 2012, with each of Christals Management, a limited liability company owned 50% by an affiliate of Ellery W. Roberts and 50% by Edward J. Tobin, each director of our Company and CP IV SPV, LLC, or CP IV, an entity with which David Aho is affiliated, who is also a director of our Company. Under the Advisory Agreement, Peekay Acquisition pays annual compensation of $250,000 per year, payable quarterly, to each of Christals Management and CP IV, as well as certain costs and expenses.

•

Subsidiaries of the Company are parties to the Financing Agreement, dated as of December 31, 2012, as amended, by and among Christals Acquisition, Peekay Acquisition, each of Peekay Acquisition’s subsidiaries listed as a borrower on the signature pages thereto, each of Christals Acquisition’s subsidiaries listed as a guarantor on the signature pages thereto, the lenders from time to time party thereto, and Cortland Capital Market Services LLC, as collateral agent for the lenders, and other related loan documents. The borrowers and guarantors are all jointly and severally liable for all loans and other obligations under the Financing Agreement. The loans under the Financing Agreement are secured by all or substantially all of the assets of each such borrower and guarantor. CB Agency Services, LLC, acted as origination agent under the Financing Agreement; CB Agency Services and CB CA SPV, LLC, a lender, are parties to the Financing Agreement and are affiliates of Colbeck Capital Management, LLC. David Aho is a partner of each of CB CA SPV, LLC, CB Agency Services, LLC and Colbeck Capital Management. As of December 31, 2014, the type of loan,amount, maturity date and interest rate of each of our loans under the Financing Agreement to CB CA SPV, LLC and its affiliates were as follows:

Loans	Amount	Maturity Date	Interest Rate
Term A Loans		December 27, 2015	12.0%
Term B Loans		December 27, 2015	15.0%

•

During the fiscal years ended December 31, 2014 and 2013, Mr. David Lazar, a former director and holder of more than 10% of the stock of the Company, provided advances to the Company for its working capital purposes. These advances bear no interest and are due on demand. The aggregate amounts advanced were $8,800 and $2,390 during the fiscal years ended December 31, 2014 and 2013, respectively.

Director Independence

We currently do not have any independent directors, as the term “independent” is defined by the rules of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors’ Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2014 and 2013:

	Year Ended December 31,
	2014	2013
Audit Fees	$15,500	$3,500
Audit-Related Fees	-	-
Tax Fees	-	-
All Other Fees	-	-
TOTAL	$15,500	$3,500

“Audit Fees” consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

“Audit-Related Fees” consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned “Audit Fees” above.

“Tax Fees” consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

“All Other Fees” consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors’ independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by KLJ & Associates LLP for our financial statements as of and for the year ended December 31, 2014.

21

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

Financial Statements and Schedules

The financial statements are set forth under Item 8 of this annual report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

Exhibit List

The list of exhibits in the Exhibit Index to this Report is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PEEKAY BOUTIQUES, INC.

Date: April 3, 2015	By:	/s/ Lisa Berman
	Name:	Lisa Berman
	Title:	Chief Executive Officer

	By:	/s/ Janet Mathews
	Name:	Janet Mathews
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lisa Berman	Chief Executive Officer	April 3, 2015
Lisa Berman	(Principal Executive Officer)

/s/ Janet Mathews	Chief Financial Officer	April 3, 2015
Janet Mathews	(Principal Financial and Accounting Officer)

/s/ Ellery W. Roberts	Chairman of the Board	April 3, 2015
Ellery W. Roberts

/s/ Edward Tobin	Director	April 3, 2015
Edward Tobin

/s/ David Aho	Director	April 3, 2015
David Aho

EXHIBIT INDEX

Exhibit No.	Description
2.1

Securities Exchange Agreement, dated December 31, 2014, among the Company, Christals Acquisition, LLC and the members of Christals Acquisition, LLC (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on January 6, 2015)

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed on January 28, 2015)
3.2	Amended & Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed on January 6, 2015)
10.1

Advisory Agreement, dated December 31, 2012, by and among Christals Management, LLC, CP IV SPV, LLC and Peekay Acquisition, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.2

Amended and Restated Common Stock Purchase Agreement, dated December 31, 2012, by and among Peekay SPA, LLC, Peekay, Inc., Conrev, Inc., Kris Butt, Brian Barnett, Rick Barnett and Phyllis Heppenstall (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.3

Artifacts Agreement, dated December 31, 2012, by and among Peekay SPA, LLC, Kris Butt, Brian Barnett, Rick Barnett and Phyllis Heppenstall (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.4

Side Letter regarding Purchase Price, dated December 31, 2012, by and among Peekay SPA, LLC, Peekay, Inc., Conrev, Inc., Kris Butt, Brian Barnett, Rick Barnett and Phyllis Heppenstall (incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.5

9% Unsecured Subordinated Promissory Note issued on December 31, 2012 by Peekay Acquisition, LLC and Peekay SPA, LLC in favor of Kris Butt (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.6

9% Unsecured Subordinated Promissory Note issued on December 31, 2012 by Peekay Acquisition, LLC and Peekay SPA, LLC in favor of Brian Barnett (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.7

9% Unsecured Subordinated Promissory Note issued on December 31, 2012 by Peekay Acquisition, LLC and Peekay SPA, LLC in favor of Rick Barnett (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.8

12% Unsecured Subordinated Promissory Note issued on December 31, 2012 by Peekay Acquisition, LLC and Peekay SPA, LLC in favor of Kris Butt (incorporated by reference to Exhibit 10.8 to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.9

12% Unsecured Subordinated Promissory Note issued on December 31, 2012 by Peekay Acquisition, LLC and Peekay SPA, LLC in favor of Brian Barnett (incorporated by reference to Exhibit 10.9 to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.10

12% Unsecured Subordinated Promissory Note issued on December 31, 2012 by Peekay Acquisition, LLC and Peekay SPA, LLC in favor of Rick Barnett (incorporated by reference to Exhibit 10.10 to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.11

Financing Agreement, dated December 31, 2012, by and among Christals Acquisition, LLC, Peekay Acquisition, LLC, each of the Subsidiaries listed as a Borrower on the signature pages thereto, each of the Subsidiaries listed as a Guarantor on the signature pages thereto, the Lenders from time to time party thereto, Cortland Capital Market Services LLC, as collateral agent and administrative agent, and CB Agency Services, LLC, as origination agent (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.12	First Amendment to Financing Agreement, dated March 31, 2014 (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K filed on January 6, 2015)
10.13	Second Amendment to Financing Agreement, dated September 24, 2014 (incorporated by reference to Exhibit 10.13 to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.14	Third Amendment to Financing Agreement, dated December 31, 2014 (incorporated by reference to Exhibit 10.14 to the Company’s Current Report on Form 8-K filed on January 6, 2015)
10.15	Side Letter regarding business of Holding and Parent, dated December 31, 2012 (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K filed on January 6, 2015)
10.16

Purchase Agreement, dated October 9, 2012, by and among Christals Acquisition, LLC, Retail Services L.L.C., Gary Zebrowski, Ross Jackson and Gary A. Zebrowski Living Trust (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.17

Contingent Subordinated Promissory Note issued on October 9, 2012 by Christals Acquisition, LLC in favor of Ross Jackson (incorporated by reference to Exhibit 10.17 to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.18

Contingent Subordinated Promissory Note issued on October 9, 2012 by Christals Acquisition, LLC in favor of Gary A. Zebrowski Living Trust (incorporated by reference to Exhibit 10.18 to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.19

Unsecured Subordinated Promissory Note issued on October 9, 2012 by Christals Acquisition, LLC in favor of Ross Jackson (incorporated by reference to Exhibit 10.19 to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.20

Unsecured Subordinated Promissory Note issued on October 9, 2012 by Christals Acquisition, LLC in favor of Gary A. Zebrowski Living Trust (incorporated by reference to Exhibit 10.20 to the Company’s Current Report on Form 8-K filed on January 6, 2015)

10.21	Lease Agreement, dated July 1, 2012, between PK Properties, LLC and Peekay Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Current Report on Form 8-K filed on January 6, 2015)
10.22	Consulting Agreement, dated December 31, 2014, between the Company and Lisa Berman (incorporated by reference to Exhibit 10.22 to the Company’s Current Report on Form 8-K filed on January 6, 2015)
10.23	Employment Agreement, dated December 31, 2014, between the Company and Bob Patterson (incorporated by reference to Exhibit 10.23 to the Company’s Current Report on Form 8-K filed on January 6, 2015)
10.24	Employment Agreement, dated December 31, 2014, between the Company and Janet Mathews (incorporated by reference to Exhibit 10.24 to the Company’s Current Report on Form 8-K filed on January 6, 2015)
14.1	Code of Ethics of the Company (incorporated by reference to Exhibit 14.1 to the Company’s Current Report on Form 8-K filed on January 6, 2015)
16.1	Letter from Dov Weinstein & Co. CPA (Isr.), regarding change in certifying accountant (incorporated by reference to Exhibit 16.1 to the Company’s Current Report on Form 8-K filed on January 6, 2015)
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Current Report on Form 8-K filed on January 6, 2015)
31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

________________

*Filed herewith.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Peekay Boutiques, Inc (f/k/a Dico, Inc.).

We have audited the accompanying balance sheet of Peekay Boutiques, Inc. (f/k/a Dico, Inc.) as of December 31, 2014 and the related statements of operations, stockholders’ equity (deficit), and cash flows for the year then ended. Peekay Boutiques, Inc.’s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peekay Boutiques, Inc. as of December 31, 2014, the results of their operations, and their cash flows, for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note (1) to the financial statements, the Company has incurred losses from operations, has negative working capital and is in need of additional capital to grow its operations. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note (1). The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

/s/ KLJ & Associates, LLP
KLJ & Associates, LLP
St. Louis Park, MN
March 31, 2015

REPORT OF THE INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Peekay Boutiques, Inc

We have audited the accompanying balance sheet of Peekay Boutiques, Inc (“the Company”) as of December 31, 2013 and the related statements of operations, changes in stockholders’ equity and cash flows for the period from inception (October 30, 2013) through December 31, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Peekay Boutiques, Inc as of December 31, 2013 and the results of its operations and cash flows for the period described above in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the development stage, and has not established any source of revenue to cover its operating costs. As of December 31, 2013, the Company does not have sufficient working capital and cash resources to meet its planned business objectives. These and other factors raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plan regarding these matters is also described in Note 1 to the financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Dov Weinstein & Co. C.P.A. (Isr)
Jerusalem, Israel
January 12, 2014

PEEKAY BOUTIQUES, INC.

(F/K/A DICO, INC.)

Balance Sheets

	December 31, 2014	December 31, 2013

ASSETS
Cash and cash equivalents	$656	$2,268
Deposit held by escrow agent	350,000	-

TOTAL ASSETS	$350,656	$2,268

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$49	$-
Due to shareholders	350,000
Loan from related party	8,800	2,390

TOTAL LIABILITIES	358,849	$2,390

STOCKHOLDERS’ DEFICIT
Common stock, $0.0001 par value, 25,000,000 shares authorized; 16,062,600 shares issued and outstanding as of December 31, 2014 and 15,000,000 shares issued and outstanding as of December 31, 2013	1,606	300
Additional paid-in capital	21,146	-
Stock subscription receivable	-	-
Accumulated deficit	(30,945)	(422)
Total Stockholders’ Equity (Deficit)	(8,193)	(122)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$350,656	$2,268

The accompanying condensed notes are an integral part of these financial statements.

PEEKAY BOUTIQUES, INC.

(F/K/A DICO, INC.)

Statements of Operations

		Period from October 30, 2013
	Year Ended	(Inception) through
	December 31, 2014	December 31, 2013

Sales	$4,883	$-
Cost of sales	3,915	-

Gross profit	968
Operating expenses:
General and administrative:
Filing fees	400	400
Other costs	191	22

Professional fees:
Audit and accounting	9,500	-
Legal fees	6,012	-
Transfer agent and other setup costs	14,045	-
Subscription costs	1,343	-

Total operating expenses	31,492	422

Net loss	$(30,523)	$(422)

Net loss per share – basic and diluted:
Loss per share attributable to common stockholders	$0.00	$0.00

Weighted average number of common shares outstanding	15,490,431	2,952,381

The accompanying notes are an integral part of these financial statements.

PEEKAY BOUTIQUES, INC.

(F/K/A DICO, INC.)

Statements of Cash Flows

		Period from
		October 30, 2013
	Year Ended	(Inception) through
	December 31, 2014	December 31, 2013

Cash flows from operating activities:
Net loss	$(30,523)	$(422)
Changes in assets and liabilities:
Escrow deposit	350,000	-
Payable to shareholders	(350,000)	-
Accounts payable and accrued expenses	49	-

Net cash used in operating activities	(30,474)	(422)

Cash flows from investing activities	-	-

Cash flows from financing activities:
Proceeds from issuance of common stock	22,452	300
Proceeds from short-term borrowings	6,410	2,390

Net cash provided by financing activities	28,862	2,690

(Decrease) increase in cash and cash equivalents	(1,612)	2,268

Cash and equivalents, beginning of period	2,268	-

Cash and equivalents, end of period	$656	$2,268

The accompanying notes are an integral part of these financial statements.

PEEKAY BOUTIQUES, INC.

(F/K/A DICO, INC.)

Statements of Stockholders’ Deficit

	Common Stock		Accumulated	Total Stockholders’
	Shares	Amount	Deficit	Deficit

Inception – October 20, 2013	-	-	-	-

Common stock issued for cash	15,000,000	$300	-	$300

Loss for the period	-	-	(422)	(422)

Balance at December 31, 2013	15,000,000	300	(422)	(122)

Common stock issued for cash	1,062,600	22,452	-	22,452

Loss for the period	-	-	(30,523)	(30,523)

Balance at December 31, 2014	16,062,600	$22,752	$(30,945)	$(8,193)

The accompanying notes are an integral part of these financial statements.

PEEKAY BOUTIQUES, INC

(F/K/A DICO, INC.)

NOTES TO FINANCIAL STATEMENTS

For the Year Ended December 31, 2014 and 2013

NOTE 1 – NATURE OF BUSINESS AND BASIS OF PRESENTATION

DICO, Inc. (the “Company”) is a Nevada Corporation. The Company is in the development stage as defined by Accounting Standards Codification 915 (ASC 915), “Accounting and reporting by Development Stage Enterprises.” The Company has been devoting substantially all of its efforts in the development of its business plan; to establish itself as a wholesale diamond company. The Company changes it’s name to Peekay Boutique, Inc on January 23, 2015.

Basis of Presentation

The Company maintains its accounting records on an accrual basis in accordance with generally accepted accounting principles in the United States of America. (“U.S. GAAP”).

These financial statements are presented in U.S. dollars.

Fiscal Year End

The Company has adopted a fiscal year end of December 31.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. As of December 31, 2014 and 2013, the Company had an accumulated deficit of $30,945 and $422, respectively, from operations and has not earned sufficient revenues to cover its operating costs. The Company intends to fund future operations through equity financing arrangements, which may be insufficient to funds its capital expenditures, working capital and other cash requirements for the year ending December 31, 2015.

The ability of the Company to emerge from the development stage is dependent upon, among other things, obtaining additional financing to continue operations, and development of its business plan. In response to these problems, management intends to raise additional funds through public or private placement offerings.

These factors, amount others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimate and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts or revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The principal accounting policies are set out below and have been consistently applied to the periods presented, unless otherwise stated:

Cash and cash equivalents

Cash and equivalents include investments with initial maturities of three months of less. The Company maintains its cash balances at credit-worthy institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”).

Inventories

The Company’s diamond inventories are valued at the lower of cost or market, using the weighted average cost method.

To determine if the cost of the Company’s inventory should be written down, current and anticipated demand, customer preferences, age of the merchandise and fashion trends are considered. This write-down is equal to the difference between the cost of inventory and its estimated market value.

Property, plant and equipment

The Company does not own any property, plant and equipment.

Intellectual Properties

The Company has adopted the provisions of ASC 350-50, Website Development Costs. All costs incurred during the planning phase of a website are expenses as research and development. Costs incurred in the development stage, including the purchase of a domain name, are capitalized and reviewed annual for impairment. Expenses subsequent to the launch will be expensed as research and development expenses.

Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses are carried at amortized cost and represent liabilities for goods and services provided to the Company prior to the end of the financial year that are unpaid and arise when the Company becomes obliged to make future payments in respect of the purchase of these goods and services.

Earnings per Share

The Company computes net loss per share in accordance with ASC 260, “Earnings Per Share.” ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is calculated by dividing the profit or loss attributable to common shareholders of the Company by the weighted average number of common shares outstanding during the period. Diluted EPS is determined by adjusting the profit of loss attributable to common shareholders and the weighted average number of common shares outstanding for the effects of all potential dilutive common shares, which comprise options granted to employees. As of December 31, 2014, the Company had no potentially dilutive shares.

Income Taxes

Income taxes are accounted for in accordance with ASC Topic 740, “Income Taxes.” Under the asset and liability method, deferred tax assets and liabilities are recognized for the future consequences of differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases (temporary differences). Deferred tax assets and liabilities are measured using tax rates expected to apply to taxable income in the years in which those temporary differences are recovered or settled. Valuation allowances for deferred tax assets are established when it is more likely than not that some portion or all of the deferred assets will not be realized.

Revenue Recognition

The Company recognizes revenue when all of the following have occurred: persuasive evidence of an agreement with the customer exists, delivery has occurred or services have been rendered, the selling price is fixed or determinable and collectability of the selling price is reasonably assured.

Cost of Sales

Cost of sales consists of the cost of merchandise sold to customers.

NOTE 3 – LOAN FROM RELATED PARTY

	December 31, 2014	December 31, 2013

Loan from related party	$8,800	$2,390

The above loan is unsecured, bears no interest and has no set terms of repayment. This loan is repayable upon demand.

NOTE 4 – STOCKHOLDERS’ DEFICIT

Common stock

On October 31, 2013, the Company issued 15,000,000 shares of common stock to the director of the Company at a price of $0.0001 per share, for $1,500. $300 was received in cash and $1,200 as a stock subscription receivable. The proceeds from this stock issuance were received on August 19, 2014.

During July and August 2014, the Company issued 1,062,000 shares of common stock at $0.02 per share to various stockholders for cash proceeds of $22,252.

On August 19, 2014, the Director approved a five for one forward split of the Company’s outstanding shares of common stock. All share and per share data in the accompanying financial statements and footnotes have been adjusted retrospectively for the effects of the forward stock split.

NOTE 5 – INCOME TAXES

The provision (benefit) for income taxes for the period ended December 31, 2014 was as follows (assuming a 15% effective tax rate):

December 31, 2014
Current Federal tax provision
Taxable income	$-
Total current tax provision	$-

Deferred Federal tax provision
Loss carryforwards	$4,579
Change in valuation allowance	(4,579)
Total deferred tax provision	$-

The Company had deferred income tax assets as of December 31, 2014 and 2013 as follows:

	December 31, 2014	December 31, 2013

Loss carryforwards	$4,642	$63
Less: valuation allowance	(4,642)	(63)
Deferred tax assets	$-	$-

The Company provided a valuation allowance equal to the deferred income tax assets for the years ended December 31, 2014 and 2013 because it is not presently known whether future taxable income will be sufficient to utilize the carryforwards. As of December 31, 2014, the Company had approximately $30,945 in tax loss carryforwards that may be utilized in future periods to reduce taxable income.

The Company did not identify any material uncertain tax positions, and did not recognize any interest or penalties for unrecognized tax benefits. The federal income tax returns of the Company are subject to examination by the IRS, generally for three years after they are filed.

NOTE 6 – FAIR VALUE MEASUREMENTS

The carrying value of cash and equivalents, deposit held in escrow and accounts payable approximates their estimated fair values due to the short maturities of these instruments.

Fair value is measured using inputs from the three levels of the fair value hierarchy, which are described as follows:

•	Level 1 – observable inputs such as quoted prices for identical instruments in active markets.

•	Level 2 – inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.

•	Level 3 – unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.

NOTE 7 – RELATED PARTY TRANSACTIONS

Details of transactions between the Company and related parties are disclosed below:

The following entities have been identified as related parties:

Edward Lazar, Director/CEO and

David Lazar, Director and greater than 10% stockholder

The following transactions were carried out with related parties:

	December 31, 2014	December 31, 2013

Short-term borrowings - Director	$8,800	$2,390

From time to time, the director and stockholder of the Company provided advances to the Company for its working capital purposes. These advances bear no interest and are due on demand.

NOTE 8 – RECENT ACCOUNTING STANDARDS UPDATES

In June 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-10 – Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. ASU 2014-10 eliminates several of the reporting requirements for development stage entities, including the requirement to present inception to date information in the statements of income, cash flows, and shareholder equity, and to label the financial statements as those of a development stage entity. ASU 2014-10 also clarifies that the guidance in Accounting Standards Codification (“ASC”) Topic 275, “Risks and Uncertainties,” is applicable to entities that have not commenced principal operations, and eliminates an exception to the sufficiency-of-equity risk criterion for development stage entities, and will require all reporting entities that have an interest in development stage enterprises to apply consistent consolidation guidance for variable interest entities. ASU 2014-10 is effective for all annual reporting periods beginning after December 15, 2014, with early adoption permitted.

NOTE 9 – SUBSEQUENT EVENTS

In accordance with ASC 855-10, Company management has review all material events through the date of this report and determine that there are no additional material subsequent events to report, except as follows:

As of the close of business on December 31, 2014, we entered into a securities exchange agreement, or the Exchange Agreement, with Christals Acquisition, LLC, a Delaware limited liability company, or Christals Acquisition, and its members, pursuant to which we acquired 100% of the issued and outstanding equity capital of Christals Acquisition in exchange for 2,524,870 shares of common stock, par value $0.0001 per share, which constituted 70.5% of the issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Exchange Agreement. In addition, at the closing of the share exchange, Christals Acquisition paid us $350,000 in cash. This cash was immediately used for the following purposes (i) to pay down all of our outstanding liabilities, (ii) $308,436 of this cash was used as a partial payment toward the redemption of a total of 15,000,000 of our restricted shares held by David Lazar, and (iii) to satisfy aggregate purchase price payable to holders of a total of 1,052,600 shares of our common stock, which shares were transferred to the members of Christals Acquisition as a condition to the closing of the exchange transaction.

As a result of our acquisition of Christals Acquisition, we are now engaged in the retail sale of lingerie, women’s wellness products and sexual health products. On January 23, 2015, we changed our name to Peekay Boutiques, Inc. to more accurately reflect our new business.

