Form 10-Q
period 2015-03-31
Peekay Boutiques, Inc.
filed 2015-05-15
CIK 1595552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-193618

PEEKAY BOUTIQUES, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-4007972
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 West Main Street, Suite A, Auburn, WA 98001

(Address of principal executive offices, Zip Code)

1-800-447-2993

(Registrant’s telephone number, including area code)

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of each of the issuer’s classes of common stock, as of May 11, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	3,582,470

Peekay Boutiques, Inc.

Quarterly Report on Form 10-Q

Period Ended March 31, 2015

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PEEKAY BOUTIQUES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

Page

Consolidated Balance Sheets as of March 31, 2015 (unaudited) and December 31, 2014	4

Consolidated Statements of Operations for the Three Months Ended March 31, 2015 and 2014 (unaudited)	5

Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2015 and 2014 (unaudited)	6

Notes to Unaudited Consolidated Financial Statements	7-10

PEEKAY BOUTIQUES, INC.

CONSOLIDATED BALANCE SHEETS

	March 31, 2015	December 31, 2014 (1)
ASSETS
Current assets
Cash and cash equivalents	$766,257	$1,126,887
Accounts receivable	110,790	141,000
Inventory, net of allowances	6,192,529	4,939,998
Prepaid expenses and other	912,162	635,717
Total current assets	7,981,738	6,843,602

Property and equipment, net	1,919,092	1,912,728
Goodwill and intangible assets, net	40,795,177	40,825,147
Finance costs, net	1,688,597	2,323,714
Deposits and other	527,435	527,975

TOTAL ASSETS	$52,912,039	$52,433,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$3,028,213	$1,762,014
Accrued expenses	2,414,897	3,059,895
Customer deposits	442,728	396,541
Short-term debt, net of original issue discount	38,056,820	38,012,580
Total current liabilities	43,942,658	43,231,030

Long-term debt, net of original issue discount	12,700,000	12,700,000
Deferred tax liabilities, net and other	2,788,907	2,543,583

TOTAL LIABILITIES	59,431,565	58,474,613

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 300,000,000 shares authorized, 3,582,470 shares issued and outstanding	358	358
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares outstanding	-	-
Additional paid-in capital, net of shareholder distributions	(6,488,542)	(6,496,735)
Retained earnings (deficit)	(31,342)	454,930
TOTAL EQUITY	(6,519,526)	(6,041,447)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$52,912,039	$52,433,166

__________________

(1) Combined/Consolidated Balance Sheets of Peekay Boutiques, Inc. (formerly Dico, Inc.) and Christals Acquisition, LLC and Subsidiaries at December 31, 2014

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in our Form 10-K and 8-K/A for the fiscal year ended December 31, 2014, are an integral part of these financial statements.

PEEKAY BOUTIQUES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31, 2015	March 31, 2014 (1)

REVENUE	$11,704,843	$11,104,063

Cost of goods sold	4,108,174	3,837,838

GROSS PROFIT	7,596,669	7,266,225

OPERATING EXPENSES
Selling, general and administrative expenses	5,636,685	5,256,471
Depreciation and amortization	767,176	461,761

OPERATING INCOME	1,192,808	1,547,993

OTHER INCOME (EXPENSE)
Other income (expense)	1,702	16,345
Interest income (expense)	(1,633,782)	(1,619,672)
Total other income (expense)	(1,632,080)	(1,636,017)

INCOME TAX EXPENSE	47,000	569

NET LOSS	$(486,272)	$(88,593)

LOSS PER SHARE (BASIC AND DILUTED):

Loss per share attributable to common shareholders	$(0.14)	$(0.02)
Weighted average shares outstanding during period	3,582,470	3,582,470

_________________

(1) Combined/Consolidated Statements of Operations of Peekay Boutiques, Inc. (formerly Dico, Inc.) and Christals Acquisition, LLC and Subsidiaries for the three months ended March 31, 2014.

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in our Form 10-K and 8-K/A for the fiscal year ended December 31, 2014, are an integral part of these financial statements.

PEEKAY BOUTIQUES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended
	March 31, 2015	March 31, 2014 (1)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(486,272)	$(88,593)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	767,176	461,761
Changes in operating assets and liabilities
Net change in accounts receivable	30,210	997
Net change in inventory	(1,252,531)	(327,887)
Net change in prepaid and other assets	(275,845)	(133,159)
Net change in accounts payable & accrued liabilities	912,712	255,389
Net cash flow (used in) provided by operating activities	(304,550)	168,508

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	-	(23,982)
Purchase equipment	(108,513)	(377,732)
Net cash flow (used in) investing activities	(108,513)	(401,714)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	44,240	61,040
Shareholder contributions (distributions)	8,193	-
Net cash flow provided by financing activities	52,433	61,040

NET INCREASE (DECREASE) IN CASH	(360,630)	(172,166)

Cash and cash equivalents, beginning of period	1,126,887	3,308,498
Cash and cash equivalents, end of period	$766,257	$3,136,332

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$-	$2,400
Interest paid	$1,334,188	$1,329,120

__________________

(1) Combined/Consolidated Statements of Cash Flows of Peekay Boutiques, Inc. (formerly Dico, Inc.) and Christals Acquisition, LLC and Subsidiaries for the three months ended March 31, 2014

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in our Form 10-K and 8-K/A for the fiscal year ended December 31, 2014, are an integral part of these financial statements.

PEEKAY BOUTIQUES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

At the close of business on December 31, 2014, Christals Acquisition, LLC, a Delaware limited liability company (“Christals Acquisition”) and its members entered into a securities exchange agreement with Peekay Boutiques, Inc. (formerly, Dico, Inc.), a Nevada corporation (“Peekay Boutiques”), pursuant to which Peekay Boutiques acquired 100% of the issued and outstanding equity capital of Christals Acquisition. Immediately following the closing of the exchange transaction and the related transactions described above, the former members of Christals Acquisition and certain equity owners of such members who immediately received distributions of such securities, became the owners of 3,577,470 shares of our common stock, constituting 99.9% of Peekay Boutiques’ issued and outstanding common stock as of such closing. For accounting purposes, the exchange transaction with Christals Acquisition was treated as a reverse acquisition, with Christals Acquisition as the acquirer and Peekay Boutiques as the acquired party. In January 2015, Peekay Boutiques changed its name from Dico, Inc. to Peekay Boutiques, Inc.

Christals Acquisition was formed in January 2012 to acquire existing limited liability companies operating retail stores in the sexual health and wellness category. The financial statements of Christals Acquisition and Subsidiaries include the following fully owned subsidiaries: Peekay Acquisition, LLC, Peekay SPA, LLC; ZJ Gift F-2, LLC, ZJ Gift F-3, LLC, ZJ Gifts F-4, LLC, ZJ Gifts F-5, LLC, ZJ Gifts F-6, LLC, ZJ Gifts I-1, LLC, ZJ Gifts M-1, LLC, ZJ Gifts M-2, LLC, and ZJ Gifts M-3, LLC, which operate stores in Iowa, Texas and Tennessee under the Christals brand; and Peekay, Inc., ConRev, Inc., Condom Revolution, Inc. and Charter Smith Sanhueza Retail, Inc., which operate stores in Washington, Oregon and California under the Lovers, ConRev and A Touch of Romance brands.

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared assuming that our company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During 2013 and 2014, Christals Acquisition and its subsidiaries incurred net losses of $2,577,263 and $4,150,367, respectively, largely as a result of interest expense on its outstanding debt of $6.6 million annually, which exceeds the operating profits generated through the operations of its business. Approximately $38.2 million in senior secured debt matures on December 31, 2015, and Christals Acquisition and its subsidiaries do not have the resources necessary to pay this debt as it comes due.

The ability of Peekay Boutiques and it subsidiaries to continue its operations and execute its business plan is dependent on its ability to refinance this debt and/or to raise sufficient capital to pay this debt and other obligations as they come due (or are extended through a refinancing) and to provide sufficient capital to operate its business as contemplated. Management is in the process of exploring refinancing options, and raising additional equity capital.

These factors, among others, raise substantial doubt about the ability of Peekay Boutiques and its subsidiaries to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Information regarding significant accounting policies relating to Peekay Boutiques and its subsidiaries is contained in Note 2, “Summary of significant accounting policies,” to the financial statements of Peekay Boutiques and Christals Acquisition contained in their respective Annual Reports on Form 10-K and 8-K/A (filed April 23, 2015) for the year ended December 31, 2014. Presented below in this and the following notes is supplemental information that should be read in conjunction with “Notes to Financial Statements” in such reports.

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial information and include the accounts of Peekay Boutiques and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to fairly state the financial position and results of operations and cash flows for the interim periods presented.

The business of Peekay Boutiques and its subsidiaries is subject to seasonal fluctuation. Significant portions of the net revenue and operating income are realized during the first and fourth quarters of the fiscal year, corresponding to the Valentine Day and Holiday shopping seasons, respectively. The results of the three months ended March 31, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015, or for any other future interim period or for any future year.

These interim consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes of Peekay Boutiques and Christals Acquisition and its subsidiaries included in their respective Annual Report on Form 10-K and 8-K/A (filed April 23, 2015) for the year ended December 31, 2014.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Our company’s most significant areas of estimation and assumption are:

•	determination of the appropriate amount and timing of markdowns to clear unproductive or slow-moving retail inventory and overall inventory obsolescence;

•	estimation of future cash flows used to assess the recoverability of long-lived assets,

Fiscal Quarters and Year End

Our company has adopted a fiscal year end of December 31st, and its quarters end on March 31st, June 30th, September 30th and December 31st.

Recent Accounting Pronouncements and Accounting Changes

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”), which will supersede Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that our company must recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which our company expects to be entitled in exchange for those goods or services. This standard is effective beginning in fiscal year 2017 and allows for either full retrospective or modified retrospective adoption. Our company has not yet selected a transition method nor determined the effect of the new standard on its financial statements.

Our company made no accounting changes during the three months ended March 31, 2015.

NOTE 3 – NOTES PAYABLE

Financing Agreement

On December 31, 2012, Christals Acquisition and its subsidiaries entered into a financing agreement with Cortland Capital Marketing Services, LLC, collateral agent for several lenders. The lenders made a term loan to Christals Acquisition in the initial aggregate principal amount of $38,215,939, consisting of a tranche A term loan for the principal amount of $27,000,000 which expires on December 27, 2015, and bears interest at a rate of 12% per annum, and a tranche B term loan for the principal amount of $11,215,930 which expires on December 27, 2015, and bears interest at a rate of 15% per annum. The proceeds of the loans were used to repay certain existing indebtedness, and to finance a portion of the purchase price payable in connection with the acquisition of Peekay, Inc. and ConRev, Inc., each a Washington corporation, and to fund working capital and to pay fees and expenses.

Christals Acquisition and its subsidiaries agreed to pay the following fees associated with these loans:

•	An Underwriting fee on the Term A loan equal to 2% of the total loan, and 3% on the total Term B loan.

•	An administrative fee of .24% of the average amount of the aggregate amount of the principal balance of the loans outstanding paid each quarter.

•

Fees payable to the Term A Agent, quarterly in arrears on the last day of each calendar quarter and on the date the obligations are paid in full, an administrative fee, which shall be equal to $15,000 (or a pro rata portion of such amount, in the case of the final payment of such fee).

The loan agreement contains the following covenants:

•	Reporting requirements

•	Requirement to maintain a Key Man life insurance policy for $2,000,000.

•	Restriction on amount of capital assets that can be purchased during the year

•	Restrictions of paying dividends or other distributions

•	Meeting certain financial covenants including an adjusted EBITDA leverage ratio and minimum liquidity requirement

The loans are guaranteed by Christals Acquisition and all its subsidiaries.

During the year ended December 31, 2014, our company obtained three covenant waivers through Amendments to the Financing Agreements dated March 31, 2014, September 30, 2014 and December 31, 2014, which cover covenant requirements through April 30, 2015. We agreed to pay waiver fees totaling $955,398. A total of $191,080 in fees was paid in cash during 2014. During the first quarter of 2015, $573,239 and $95,540 was paid to the lenders on February 20, 2015 and March 31, 2015, respectively. The remaining $95,540 is due at maturity.

Our company expects that it will need additional covenant waivers in future periods. There can be no assurance that our company will be able to obtain these or other waivers, or that our company will continue to be in compliance with the terms and conditions of its debt agreements.

NOTE 4 – FAIR VALUE MEASUREMENTS

The carrying value of cash and equivalents, deposit held in escrow and accounts payable approximates their estimated fair values due to the short maturities of these instruments.

Fair value is measured using inputs from the three levels of the fair value hierarchy, which are described as follows:

•	Level 1 – observable inputs such as quoted prices for identical instruments in active markets.

•	Level 2 – inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.

•	Level 3 – unobservable inputs in which there is little or no market data, which would require our company to develop its own assumptions.

NOTE 5 – COMMITMENTS AND CONTINGENCIES

Our company maintains leases with numerous landlords for 48 retail stores, the corporate offices and distribution center. Store leases generally start with five year terms, and frequently contain renewal options for one or two additional five year terms. Rent expense was $4,255,712 and $4,074,393 for the years ended December 31, 2014 and 2013, respectively.

Future minimum lease payments under operating leases are as follows:

Year	Amount
2015	$4,079,779
2016	3,404,052
2017	2,797,422
2018	1,828,967
2019	1,213,453
Thereafter	2,152,053
$15,475,726

NOTE 6– SUBSEQUENT EVENTS

On May 5, 2015, Peekay Boutiques filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission relating to an underwritten public offering of $50 million of its securities. No underwriter has been selected or engaged yet in connection with this proposed offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in Exhibit 99.1 to our Current Report on Form 8-K/A filed April 23, 2015, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of our company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•

“we,” “us,” “our,” “our company,” or the “Company” are to the combined business of Peekay Boutiques, Inc. (formerly Dico, Inc.) and its consolidated subsidiaries, Christals Acquisition, Peekay Acquisition, Peekay SPA, Peekay, Conrev, Condom Revolution, Charter Smith and the Christals Stores;

•	“Christals Acquisition” are to Christals Acquisition, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Peekay Boutiques, Inc.

•	“Peekay Acquisition” are to Peekay Acquisition, LLC, a Delaware limited liability company and wholly-owned subsidiary of Christals Acquisition;

•	“Peekay SPA” are to Peekay SPA, LLC, a Delaware limited liability company and the wholly-owned subsidiary of Peekay Acquisition;

•	“Peekay” are to Peekay, Inc., a Washington corporation and wholly-owned subsidiary of Peekay SPA;

•	“Conrev” are to Conrev, Inc., a Washington corporation and wholly-owned subsidiary of Peekay;

•	“Condom Revolution” are to Condom Revolution, Inc., a California corporation and wholly-owned subsidiary of Conrev;

•	“Charter Smith” are to Charter Smith Sanhueza Retail, Inc., a California corporation and wholly-owned subsidiary of Conrev;

•

“Christals Stores” are to the following entities which each operate one store: ZJ Gifts F-2, L.L.C, ZJ Gifts F-3, L.L.C, ZJ Gifts F-4, L.L.C, ZJ Gifts F-5, L.L.C, ZJ Gifts F-6, L.L.C, ZJ Gifts I-1, L.L.C, ZJ Gifts M-1, L.L.C, ZJ Gifts M-2, L.L.C, and ZJ Gifts M-3, L.L.C.

•	“SEC” are to the Securities and Exchange Commission;

•	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

•	“Securities Act” re to the Securities Act of 1933, as amended;

•	“U.S. dollars,” “dollars” and “$” are to the legal currency of the United States.

Overview

We are a leading retailer of lingerie, women’s wellness and sexual health products. Our company was founded in 1981 in Auburn, WA by a mother and daughter team with a focus on creating a comfortable and inviting store environment catering to women and couples. Our mission is to provide a warm and welcoming retail environment for individuals and couples to explore sexual wellness.

In conjunction with this mission, we are dedicated to creating both a place and attitude of acceptance and education for our customers. Today, our company is a leader in changing the perception of sexual health and wellness throughout the United States with 48 locations across 6 states.

Our stores offer a broad selection of lingerie, and sexual health and wellness products. We offer over 5,000 stock keeping units, or SKUs. We strive to create a visually inspiring environment at our stores and employ highly trained, knowledgeable sales staff, which ensures that our customers leave our stores enlightened by new information, great ideas and fun products.

Principal Factors Affecting our Financial Performance

Our operating results are primarily affected by the following factors:

•	Current economic conditions and their impact on customer spending levels;

•	Competition;

•	Effectiveness of our customer acquisition and retention marketing programs;

•	The sourcing and introduction of new products and brands;

•	Maintenance and/or enhancement of our current vendor relationships and product margins;

•	Our ability to respond on a timely basis to changes in consumer preferences and/or the marketplace;

•	The location, timing and number of new stores; and

•	Our ability to increase traffic, conversion and the average ticket value in our existing stores.

Our business is also impacted by certain covenants contained in our senior financing agreements. Over the last twelve months, we have sought and obtained three waivers of the leverage ratio and/or minimum liquidity covenants. However, our continued ability to obtain waivers from our lenders as needed, or to refinance our existing indebtedness, could have a material impact on our operations.

Results of Operations

The following table sets forth key components of our results of operations for the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
	Amount (in thousands)	Percentage of Revenue	Amount (in thousands)	Percentage of Revenue
Net revenue	$11,705	100.0	$11,104	100.0
Cost of goods sold	4,108	35.1	3,838	34.6
Gross profit	7,597	64.9	7,266	65.4
Selling, general & administrative expense	5,637	48.2	5,256	47.3
Depreciation and amortization	767	6.6	462	4.2
Operating income	1,193	10.2	1,548	13.9
Interest expense and other	1,632	13.9	1,636	14.7
Income tax expense	47	0.4	1	0.0
Net loss	$(486)	(4.2)	$(89)	(0.8)

Net revenue. For the three months ended March 31, 2015, net revenue increased $0.6 million, or 5.4%, to $11.7 million, as compared to the same period in 2014. Our same store sales increased $0.4 million, or 3.9%, to $11.1 million, for the three months ended March 31, 2015 as compared to the same period in 2014. For the purpose of calculating our same store sales metrics, we compare the current period sales for stores open for 14 months or longer as of the last day of a month with the sales for these stores for the comparable period in the prior fiscal year.

During fiscal year 2014 and the first quarter of 2015, we opened six new stores. Revenue generated by these stores increased by $0.3 million to $0.4 million for the three months ended March 31, 2015, as compared to the same period in 2014.

Gross profit. Gross profit for three months ended March 31, 2015 was $7.6 million, an increase of $0.3 million or 4.6% over the same period in 2014. Gross profit, expressed as a percentage of net revenue, declined 50 basis points from 65.4% for the three months ended March 31, 2014 to 64.9% for the three months ended March 31, 2015, due primarily to a change in product mix associated with the revamping of our media strategy.

Selling, general and administrative expense. For the three months ended March 31, 2015, selling, general and administrative expenses totaled $5.6 million, an increase of $0.4 million over the same period in 2014. The increase includes operating expenses for the six new stores opened in 2014 and 2015, which totaled $0.4 million during the three months ended March 31, 2015, an increase of $0.2 million over 2014. We also increased our spend on advertising and marketing materials by $0.2 million during the first quarter of 2015 to promote its Valentine’s Day business and capitalize on the 50 Shades of Gray movie release. General and administrative employee costs for the three months ended March 31, 2015 were flat as compared to the same period in 2014.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2015 was $0.8 million, $0.3 million higher than for the same period in 2014, primarily due to increased depreciation associated with new store construction in 2014 and 2015, and an increase in the amortization of fees associated with our senior credit facility.

Interest and tax expense. Interest expense for the three months ended March 31, 2015 and 2014 was $1.6 million. No measurable income tax expense was recognized for the three months ended March 31, 2015 or 2014.

Net loss. As a result of the foregoing, the net loss for the three months ended March 31, 2015 was $0.5 million, as compared to $0.1 million for the same period in 2014.

Liquidity and Capital Resources

As of March 31, 2015, we had cash and cash equivalents of $0.8 million. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Three Months Ended March 31,
	2015	2014
Net cash (used in)/provided by operating activities	$(304)	$169
Net cash used in investing activities	(109)	(402)
Net cash provided by financing activities	52	61
Net (decrease) in cash and cash equivalents	(361)	(172)
Cash and cash equivalents at beginning of the year	1,127	3,308
Cash and cash equivalent at end of the year	$766	$3,136

Operating activities. Operating activities consist of net income, adjusted for certain non-cash items, including depreciation and amortization, and the effect of changes in working capital. During the three months ended March 31, 2015, we used $0.3 million in cash from operating activities, as a result of a $1.3 million increase in inventory, which was partially offset by a $0.9 million increase in accounts payable and accrued expenses. During the same period in 2014, we generated $0.2 million in cash from operating activities, primarily from a $0.3 million increase in accounts payable and accrued liabilities.

Investing activities. We have used cash primarily to make acquisitions, and to remodel and build new stores. During the three months ended March 31, 2015, we used $0.1 million leasehold improvement and equipment for our new store in Valencia, California. During the same period in 2014, we used $0.4 million for new store construction, remodels, and equipment purchases.

Financing activities. During the three months ended March 31, 2015 and 2014, we neither used nor generated cash from financing activities.

Loan Commitments

As of March 31, 2015, the amount, maturity date and term of each of our notes payable are as follows:

Notes Payable	Amount*	Maturity Date	Interest Rate	Duration
Tranche A Term Loan	$27.0 million	December 27, 2015	12%	3 years
Tranche B Term Loan	$11.2 million	December 27, 2015	15%	3 years
Christals Seller Notes	$3.4 million	January 9, 2017	12%	4.25 years
Peekay Seller Notes	$9.3 million	December 31, 2016	9% on $6 million and 12% on $3.3 million	4 years

During 2014, we obtained three covenant waivers through amendments to our financing agreements with our secured lenders, dated March 31, 2014, September 30, 2014 and December 31, 2014. These waivers cover covenant requirements through April 30, 2015. We expect that we will need additional covenant waivers in future periods. There can be no assurance that we will be able to obtain these or other waivers, or that we will continue to be in compliance with the terms and conditions of its debt agreements.

Obligations Under Material Contracts

Except with respect to the loan obligations disclosed above, and the minimum amounts due under various lease arrangements for our stores, corporate headquarter and warehouse (which are more fully described in Note 5 of the Condensed Notes to the Consolidated Financial Statements contained herein), we have no material obligations to pay cash or deliver cash to any other party.

Impact of Inflation and Changing Prices

Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future could have an adverse effect on our ability to maintain current levels of gross profit and could results in an increase in operating expenses, as a percentage of revenue, if we cannot increase our retail prices to cover these increased costs. In addition, inflation could materially increase the interest rates that were able to obtain, if we were to refinance our debt or increase our borrowings.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity or capital expenditures or capital resources that is material to an investor in our securities.

Seasonality

Our business is subject to seasonal fluctuation. Significant portions of our net sales and profits are realized during the fourth quarter of the fiscal year due to the holiday selling season. To a lesser extent, our business is also affected by Valentine’s Day. Any decrease in sales during these higher sales volume periods could have an adverse effect on our business, financial condition, or operating results for the entire fiscal year. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management’s difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management’s current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Inventory

Inventory consists of merchandise acquired for resale and is valued at the lower of cost or market, with cost determined on a FIFO basis, and includes costs to purchase and distribute the goods, net of any markdowns or volume discounts. We maintain reserves for potential obsolescence and shrinkage.

Vendor Allowances

We receive allowances from vendors in the normal course of business, including markdown allowances, purchase volume discounts and rebates, and other merchandise credits. Vendor allowances are recorded as a reduction of the vendor’s product cost and are recognized in cost of sales as the product is sold.

Fair Value of Financial Instruments

Our management believes the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value due to their short maturity.

Long-Lived Assets

Property and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred. Depreciation is provided using the straight-line method with estimated useful lives as indicate below:

Furniture and equipment	7 years
Software	3 years
Computer equipment	5 years
Leasehold improvements	15 years

Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the related assets or the leases term, and this amortization is included in depreciation.

Impairment of Long-Lived Assets

We review long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance. Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required. No significant impairment charges have been recognized in fiscal 2014 or 2013.

Goodwill

Goodwill represents the excess of cost over the fair value of net assets acquired using acquisition accounting and is not amortized.

Under FASB ASC 350, Intangibles - Goodwill and Other (“ASC 350”), goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives.

On at least an annual basis, management assesses whether there has been any impairment in the value of goodwill by first comparing the fair value to the net carrying value. If the carrying value exceeds its estimated fair value, a second step is performed to compute the amount of the impairment. An impairment loss is recognized if the implied fair value of the asset being tested is less than its carrying value. In this event, the asset is written down accordingly. The fair values of goodwill impairment testing are determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances.

Finance Costs, Net

We are a party to debt agreements that contain non-interest fees and expenses, such as underwriting and covenant waiver fees. These fees are accrued as incurred and amortized over the life of the financing agreement.

Revenue Recognition

We derive revenues from sale of merchandise and upon the following: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

Cost of Goods Sold

Cost of goods sold consists primarily of the merchandise cost of products sold, including inbound freight, duties and packaging.

Recent Accounting Pronouncements

See Note 2 to our unaudited consolidated financial statements included elsewhere in this report.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Ms. Lisa Berman, and Chief Financial Officer, Ms. Janet Mathews, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2014. Based upon, and as of the date of this evaluation, Mmes. Berman and Mathews determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we are still in the process of remediating as of March 31, 2015, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for the description of these weaknesses.

Changes in Internal Control Over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

During its evaluation of the effectiveness of internal control over financial reporting as of March 31, 2015, our management identified material weaknesses associated with separation of duties, internal control process documentation and testing of controls. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, our management has identified the steps necessary to address the material weaknesses and will continue with the design and implementation of remedial procedures to address these weaknesses. Certain changes associated with the lack of separation of duties will not be implemented until we have restructured its debt and is able to hire the additional staff necessary to bring itself into compliance.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the first quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these, or other matters, may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse affect on our business, financial condition or operating results.

ITEM 1A. RISK FACTORS.

Not applicable as we are a smaller reporting company. See, however, the risk factors contained in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2014 and our current report on Form 8-K/A, dated April 23, 2015, containing risk factors relating to Christals Acquisition and its subsidiaries in Item 1A thereof.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the first quarter of fiscal year 2015 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

During the three month period ended March 31, 2015, we did not repurchase any shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of fiscal year 2015, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

ITEM 6. EXHIBITS.

The following exhibits are filed with this report, except those indicated as having previously been filed with the SEC and are incorporated by reference to another report, registration statement or form. As to any stockholder of record requesting a copy of this report, we will furnish any exhibit indicated in the list below as filed with this report upon payment to us of our expenses in furnishing the information.

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEEKAY BOUTIQUES, INC.

Date: May 14, 2015	By:	/s/ Lisa Berman
	Name:	Lisa Berman
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Janet Mathews
	Name:	Janet Mathews
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

