Form 10-Q
period 2015-06-30
Peekay Boutiques, Inc.
filed 2015-08-17
CIK 1595552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.20549

FORM 10 Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to _____________

Commission File Number: 333-193618

PEEKAY BOUTIQUES, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-4007972
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 West Main Street, Suite A, Auburn, WA98001

(Address of principal executive offices, Zip Code)

1-800-447-2993

(Registrant’s telephone number, including area code)

___________________________________________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer’s classes of common stock, as of August 13, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	3,582,470

Peekay Boutiques, Inc.

Quarterly Report on Form 10-Q

 Period Ended June 30, 2015

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PEEKAY BOUTIQUES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

PEEKAY BOUTIQUES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2015	December 31, 2014
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	$530,314	$1,126,887
Accounts receivable	165,768	141,000
Inventory, net of allowances	4,446,883	4,939,998
Prepaid expenses and other	844,589	635,717
Total current assets	5,987,554	6,843,602

Property and equipment, net	1,812,614	1,912,728
Goodwill and intangible assets, net	40,765,207	40,825,147
Finance costs, net	1,047,528	2,323,714
Deposits and other	526,538	527,975

TOTAL ASSETS	$50,139,441	$52,433,166

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable	$1,729,667	$1,762,014
Accrued expenses	2,528,574	3,059,895
Customer deposits	484,138	396,541
Short-term debt, net of original issue discount	38,109,859	38,012,580
Total current liabilities	42,852,238	43,231,030

Long-term debt, net of original issue discount	12,700,000	12,700,000
Deferred tax liabilities, net and other	2,893,621	2,543,583

TOTAL LIABILITIES	58,445,859	58,474,613

STOCKHOLDERS’ EQUITY
Common stock, $0.0001 par value, 30,000,000 shares authorized, 3,582,470 shares issued and outstanding	358	358
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares outstanding	-	-
Additional paid-in capital	725,541	717,348
Retained earnings (deficit)	(9,032,317)	(6,759,153)
TOTAL EQUITY	(8,306,418)	(6,041,447)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$50,139,441	$52,433,166

(1) Combined/Consolidated Balance Sheets of Peekay Boutiques, Inc. (fka Dico, Inc.) and Christals Acquisition, LLC and Subsidiaries at December 31, 2014

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in Form 10-K and 8-K/A for the fiscal year ended December 31, 2014, are an integral part of these financial statements.

PEEKAY BOUTIQUES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014 (1)	June 30, 2015	June 30, 2014 (1)

REVENUE	$9,497,793	$8,925,488	$21,202,636	$20,029,551
Cost of goods sold	3,486,207	2,996,250	7,594,381	6,834,088

GROSS PROFIT	6,011,586	5,929,238	13,608,255	13,195,463

OPERATING EXPENSES
Selling, general and administrative expenses	5,356,301	5,092,621	10,992,986	10,349,092
Depreciation and amortization	779,300	517,045	1,546,476	978,806

OPERATING INCOME (LOSS)	(124,015)	319,572	1,068,793	1,867,565

OTHER INCOME (EXPENSE)
Other income (expense)	1,958	7,592	(3,660)	23,937
Interest income (expense)	(1,664,835)	(1,653,285)	(3,298,617)	(3,272,957)
Total other income (expense)	(1,662,877)	(1,660,877)	(3,294,957)	(3,296,894)

INCOME TAX EXPENSE	-	-	47,000	569

NET LOSS	$(1,786,892)	$(1,341,305)	$(2,273,164)	$(1,429,898)

LOSS PER SHARE (BASIC AND DILUTED):

Loss per share attributable to common shareholders	$(0.50)	$(0.37)	$(0.63)	$(0.40)
Weighted average shares outstanding during period	3,582,470	3,577,470	3,582,470	3,577,470

(1) Combined/Consolidated Statements of Operations of Peekay Boutiques, Inc. (fka Dico, Inc.) and Christals Acquisition, LLC and Subsidiaries for the Three and Six Months Ended June 30, 2014

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in Form 10-K and 8-K/A for the fiscal year ended December 31, 2014, are an integral part of these financial statements.

PEEKAY BOUTIQUES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended
	June 30, 2015	June 30, 2014 (1)

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,273,164)	$(1,429,898)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,546,476	978,806
Changes in operating assets and liabilities
Net change in accounts receivable	(24,768)	4,395
Net change in inventory	493,115	266,300
Net change in prepaid and other assets	(207,435)	(242,573)
Net change in accounts payable & accrued liabilities	(126,033)	(470,545)
Net cash flow (used in) operating activities	(591,809)	(893,515)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	-	(23,982)
Purchase equipment	(110,236)	(504,721)
Net cash flow (used in) investing activities	(110,236)	(528,703)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	97,279	126,080
Shareholder contributions (distributions)	8,193	-
Net cash flow provided by financing activities	105,472	126,080

NET INCREASE (DECREASE) IN CASH	(596,573)	(1,296,138)

Cash and cash equivalents, beginning of period	1,126,887	3,308,498
Cash and cash equivalents, end of period	$530,314	$2,012,360

(1) Combined/Consolidated Statements of Cash Flows of Peekay Boutiques, Inc. (fka Dico, Inc.) and Christals Acquisition, LLC and Subsidiaries at June 30, 2014

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in Form 10-K and 8-K/A for the fiscal year ended December 31, 2014, are an integral part of these financial statements.

PEEKAY BOUTIQUES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

At the close of business on December 31, 2014, Christals Acquisition, LLC and its members entered into a securities exchange agreement (“Exchange Agreement”) with DICO, Inc. a Nevada corporation, pursuant to which DICO acquired 100% of the issued and outstanding equity capital of Christals Acquisition. Immediately following the closing of the exchange transaction and the related transactions described above, the former members of Christals Acquisition and certain equity owners of such members who immediately received distributions of such securities, became the owners of 3,577,470 shares of our common stock, constituting 99.9% of DICO’s issued and outstanding common stock as of such closing. For accounting purposes, the exchange transaction with Christals Acquisition was treated as a reverse acquisition, with Christals Acquisition as the acquirer and DICO, Inc. as the acquired party. In January 2015, DICO, Inc. changed its name to Peekay Boutiques, Inc.

Christals Acquisition, LLC, a Delaware limited liability company, was formed in January 2012 to acquire existing limited liability companies operating retail stores in the sexual health and wellness category. The financial statements of Christals Acquisition, LLC and Subsidiaries (“the Company”) include the following fully owned subsidiaries: Peekay Acquisition, LLC, Peekay SPA, LLC; ZJ Gift F-2, LLC, ZJ Gift F-3, LLC, ZJ Gifts F-4, LLC, ZJ Gifts F-5, LLC, ZJ Gifts F-6, LLC, ZJ Gifts I-1, LLC, ZJ Gifts M-1, LLC, ZJ Gifts M-2, LLC, and ZJ Gifts M- 3, LLC, which operate stores in Iowa, Texas and Tennessee under the Christals brand; and Peekay, Inc., ConRev, Inc., Condom Revolution, Inc. and Charter Smith Sanhueza Retail, Inc., which operate stores in Washington, Oregon and California under the Lovers, ConRev and A Touch of Romance brands.

Basis of Presentation - Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During 2013 and 2014, the Company incurred net losses of $2,577,263 and $4,150,367, respectively, largely as a result of interest expense on its outstanding debt of $6.6 million annually, which exceeds the operating profits generated through the operations of its business. Approximately $38.2 million in senior secured debt matures on December 31, 2015, and the Company does not have the resourced necessary to pay this debt as it comes due.

The ability of the Company to continue its operations and execute its business plan is dependent on its ability to refinance this debt and/or to raise sufficient capital to pay this debt and other obligations as they come due (or are extended through a refinancing) and to provide sufficient capital to operate its business as contemplated. Management is in the process of exploring refinancing options, and raising additional equity capital through either private, public market or PIPE transactions.

These factors, amount others, raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Information regarding the Company’s significant accounting policies is contained in Note 2, “Summary of significant accounting policies,” to the financial statements in the Company’s Annual Report on Form 10-K and 8-K/A for the year ended December 31, 2014. Presented below in this and the following notes is supplemental information that should be read in conjunction with “Notes to Financial Statements” in the Annual Report.

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission (“SEC”), for interim financial information and include the accounts of the Christals Acquisition, LLC and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to fairly state the financial position and results of operations and cash flows for the interim periods presented.

The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net revenue and operating income are realized during the first and fourth quarters of the fiscal year, corresponding to the Valentine Day and Holiday shopping seasons, respectively. The results of the six months ended June 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015, or for any other future interim period or for any future year.

These interim consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K and 8-K/A for the year ended December 31, 2014.

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

The Company’s most significant areas of estimation and assumption are:

•	determination of the appropriate amount and timing of markdowns to clear unproductive or slow-moving retail inventory and overall inventory obsolescence;

•	estimation of future cash flows used to assess the recoverability of long-lived assets,

Fiscal Quarters and Year End

The Company has adopted a fiscal year end of December 31st, and its quarters end on March 31st, June 30th, September 30th and December 31st.

Recent Accounting Pronouncements and Accounting Changes

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, (“ASU 2014-09”), which will supersede Accounting Standards Codification (“ASC”) Topic 605, Revenue Recognition. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that the Company must recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. This standard is effective beginning in fiscal year 2017 and allows for either full retrospective or modified retrospective adoption. The Company has not yet selected a transition method nor determined the effect of the new standard on its financial statements.

The Company made no accounting changes during the six months ended June 30, 2015.

NOTE 3 - NOTES PAYABLE

Financing Agreement

On December 31, 2012, Christals Acquisition, LLC, a Delaware limited liability company (the "Parent"), Peekay Acquisition, LLC, a Delaware limited liability company ("Peekay Acquisition”), the subsidiaries of Peekay Acquisition listed as “Borrowers”, entered into a financing agreement with Cortland Capital Marketing Services, LLC, collateral agent for the lenders.

The Lenders issued a term loan to the Borrowers initially in the aggregate principal amount of $38,215,939, consisting of a tranche A term loan for the principal amount of $27,000,000 which expires on December 27, 2015, and bears interest at a rate of 12% per annum, and a tranche B term loan for the principal amount of $11,215,930 which expires on December 27, 2015, and bears interest at a rate of 15% per annum. The proceeds of the loans shall be used by Peekay Acquisition to make a loan to the Parent, which will use proceeds to repay certain existing indebtedness, and to finance a portion of the purchase price payable by Peekay SPA, LLC for the purchase of the issued and outstanding shares of stock of Peekay, Inc. and ConRev, Inc., each a Washington corporation (the “Acquisition Peekay”), and by the Borrowers to fund working capital of Peekay Acquisition and its subsidiaries and to pay fees and expenses related to this Agreement and the Acquisition Peekay.

The Borrowers agree to pay the following fees associated with the loans:

•	An Underwriting fee on the Term A loan equal to 2% of the total loan, and 3% on the total Term B loan.

•	An administrative fee of .24% of the average amount of the aggregate amount of the principal balance of the loans outstanding paid each quarter.

•	Borrowers shall pay to the Term A Agent, quarterly in arrears on the last day of each calendar quarter and on the date the Obligations are paid in full, an administrative fee, which shall be equal to $15,000 (or a pro rata portion of such amount, in the case of the final payment of such fee).

The loans are covered by the following covenants:

•	Certain reporting requirements

•	Maintain a Key Man life insurance policy for $2,000,000.

•	Restriction on amount of capital assets that can be purchased during the year

•	Restrictions of paying dividends or other distributions

•	Meeting certain financial covenants including an adjusted EBITDA leverage ratio and minimum liquidity requirement

The loans are guaranteed by Christals Acquisition, LLC and all its subsidiaries.

During the year ended December 31, 2014, the Company obtained three covenant waivers through Amendments to the Financing Agreements dated March 31, 2014, September 30, 2014 and December 31, 2014, which cover covenant requirements through April 30, 2015. The Company agreed to pay waiver fees totaling $955,398. A total of $191,080 in fees was paid in cash during 2014. During the first quarter of 2015, $573,239 and $95,540 was paid to the lenders on February 20, 2015 and March 31, 2015, respectively. The remaining $95,540 is due at maturity.

On June 30, 2015, the Company entered into the Fourth Amendment to its Financing Agreement. Pursuant to the Fourth Amendment, the lenders consented to, and waived any event of default relating to noncompliance with, the Financial Covenants, through September 30, 2015, subject to the following provisions:

(1) if any of our or other borrowers’ or guarantors’ Obligations (as defined in the Financing Agreement) remain outstanding as of November 15, 2015, then we and they must satisfy

○	the original leverage ratio requirement under the Financing Agreement for the period of four fiscal quarters ending September 30, 2015 as set forth in Section 7.03(a) of the Financing Agreement, and

○	the liquidity test at the end of the fiscal quarter ending September 30, 2015 as set forth in Section 7.03(b) of the Financing Agreement; and

(2) we and the other borrowers and guarantors may not make certain Permitted Management Fee (as defined in the Financing Agreement) payments until the Financial Covenants have been satisfied and all Obligations of our Company and the other borrowers and guarantors and Commitments (as defined in the Financing Agreement) have been satisfied or terminated, but such Permitted Management Fees shall continue to accrue; and

(3) we agreed to pay to the Administrative Agent (as defined in the Financing Agreement) an exit fee (the “Exit Fee”), for the account of each consenting lender, in an amount equal to the sum of 0.25% of the aggregate principal amount of the outstanding loans of such consenting lender, calculated on each of (i) the 15th day of July 2015 and the 15th day of each calendar month thereafter (if any Obligations remain outstanding on such day), and (ii) the last day of July and the last day of each calendar month thereafter (if any Obligations remain outstanding on such day). The Exit Fee is nonrefundable and deemed fully earned as of the 15th day and last day of each calendar month for the Exit Fee that accrues on such day and until paid shall constitute “Obligations” that are secured by “Collateral” (as defined in the Financing Agreement). The Exit Fee is due on the earlier to occur of (A) the Final Maturity Date (as defined in the Financing Agreement) and (B) the date which all of the other Obligations are repaid or required to be repaid in full in cash.

These waivers cover covenant requirements through June 30, 2015. We do not expect to be able to repay or otherwise satisfy or terminate all of our obligations and comply with the Financial Covenants as of November 15, 2015. We are therefore seeking to refinance the debt underlying the Financing Agreement, as amended, before this date. If we determine that we will be unable to refinance the debt by such date, we will seek to obtain additional waivers under the Financing Agreement, as amended.

NOTE 4 - FAIR VALUE MEASUREMENTS

The carrying value of cash and equivalents, deposit held in escrow and accounts payable approximates their estimated fair values due to the short maturities of these instruments.

Fair value is measured using inputs from the three levels of the fair value hierarchy, which are described as follows:

•	Level 1 - observable inputs such as quoted prices for identical instruments in active markets.

•	Level 2 - inputs other than quoted prices in active markets that are observable either directly or indirectly through corroboration with observable market data.

•	Level 3 - unobservable inputs in which there is little or no market data, which would require the Company to develop its own assumptions.

NOTE 5 - SUBSEQUENT EVENTS

On May 5, 2015, the Company filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission to raise $50 million from the sale of the Company’s common stock. The Company intends to use the proceeds from the offering to pay down debt, and for general corporate purposes.

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

Overview

Based on our management’s belief and experience in the industry, we believe we are a leading retailer of lingerie, sexual health and wellness products. Our company was founded in 1981 in Auburn, WA by a mother and daughter team with a focus on creating a comfortable and inviting store environment catering to women and couples. We are dedicated to creating both a place and attitude of acceptance and education for our customers. Today, our company is a leader in changing the perception of sexual wellness throughout the United States with 48 locations across six states.

Our stores offer a broad selection of lingerie, sexual health and wellness products and accessories. We offer over 5,000 stock keeping units, or SKUs. We strive to create a visually inspiring environment at our stores and employ highly trained, knowledgeable sales staff, which ensures that our customers leave our stores enlightened by new information, great ideas and fun products.

Our mission is to provide a warm and welcoming retail environment for individuals and couples to explore sexual wellness.

Principal Factors Affecting our Financial Performance

Our operating results are primarily affected by the following factors:

•	Current economic conditions and their impact on customer spending levels;
•	Our current leverage ratio and minimum liquidity and our ability to continue to obtain waivers from our lenders as needed or to refinance our existing indebtedness.
•	Competition;
•	Effectiveness of our customer acquisition and retention marketing programs;
•	The sourcing and introduction of new products and brands;
•	Maintenance and/or enhancement of our current vendor relationships and product margins;
•	Our ability to respond on a timely basis to changes in consumer preferences and/or the marketplace;
•	The location, timing and number of new stores; and
•	Our ability to increase traffic, conversion and the average ticket value in our existing stores.

Our business is also impacted by certain covenants contained in our senior financing agreements. We have sought and obtained four waivers of the leverage ratio and/or minimum liquidity covenants. However, our continued ability to obtain waivers from our lenders as needed, or to refinance our existing indebtedness, could have a material impact on our operations.

Results of Operations

Comparison of Three Months Ended June 30, 2015 and 2014

The following table sets forth key components of our results of operations for the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
	Amount (in thousands)	Percentage of Revenue	Amount (in thousands)	Percentage of Revenue
Net revenue	$9,498	100.0	$8,925	100.0
Cost of goods sold	3,486	36.7	2,996	33.6
Gross profit	6,012	63.3	5,929	66.4
Selling, general & administrative expense	5,357	56.4	5,092	57.0
Depreciation and amortization	779	8.2	517	5.8
Operating income (loss)	(124)	(1.3)	320	3.6
Interest expense and other	1,663	17.5	1,661	18.6
Income tax expense	-	-	-	-
Net loss	$(1,787)	(18.8)	$(1,341)	(15.0)

Net revenue. For the three months ended June 30, 2015, net revenue increased $0.6 million, or 6.4%, to $9.5 million, as compared to the same period in 2014. Our same store sales increased $0.5 million, or 5.3%, to $9.1 million, for the three months ended June 30, 2015 as compared to the same period in 2014. For the purpose of calculating our same store sales metrics, we compare the current period sales for stores open for 14 months or longer as of the last day of a month with the sales for these stores for the comparable period in the prior fiscal year..

Gross profit. Gross profit for the three months ended June 30, 2015 was $6.0 million, an increase of $0.1 million or 1.4% over the same period in 2014. Gross profit, expressed as a percentage of net revenue, declined 310 basis points from 66.4% for the three months ended June 30, 2014 to 63.3% for the three months ended June 30, 2015, due to changes in product assortment associated with our revised media strategy, a reduction in the number of products in our private label program, and higher discounting and promotional activities in our new stores.

Selling, general and administrative expense. For the three months ended June 30, 2015, selling, general and administrative expenses totaled $5.4 million, an increase of $0.3 million over the same period in 2014. The increase includes operating expenses for the six new stores opened in 2014 and 2015, which totaled $0.6 million during the three months ended June 30, 2015, an increase of $0.3 million over 2014. We also increased our spend on advertising, marketing and merchandising materials during the second quarter of 2015 to promote our brand and capitalize on the 50 Shades of Gray movie and DVD release. General and administrative employee costs for the three months ended June 30, 2015 were flat as compared to the same period in 2014.

Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2015 was $0.8 million, $0.3 million higher than for the same period in 2014, primarily due to increased depreciation associated with new store construction in 2014 and 2015, and an increase in the amortization of fees associated with our senior credit facility.

Interest and tax expense. Interest expense for the three months ended June 30, 2015 and 2014 was $1.7 million in both years . No measurable income tax expense was recognized for the three months ended June 30, 2015 or 2014.

Net loss. As a result of the foregoing, the net loss for the three months ended June 30, 2015 was $1.8 million as compared to a loss $1.3 million for the same period in 2014.

Comparison of Six Months Ended June 30, 2015 and 2014

The following table sets forth key components of our results of operations for the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
	Amount (in thousands)	Percentage of Revenue	Amount (in thousands)	Percentage of Revenue
Net revenue	$21,203	100.0	$20,029	100.0
Cost of goods sold	7,595	35.8	6,834	34.1
Gross profit	13,608	64.2	13,195	65.9
Selling, general & administrative expense	10,993	51.9	10,349	51.7
Depreciation and amortization	1,546	7.3	979	4.9
Operating income	1,069	5.0	1,867	9.3
Interest expense and other	3,295	15.5	3,297	16.4
Income tax expense	47	0.2	-	-
Net loss	$(2,273)	(10.7)	$(1,430)	(7.1)

Net revenue. For the six months ended June 30, 2015, net revenue increased $1.2 million, or 5.9% to $21.2 million, as compared to the same period in 2014. Our same store sales increased $0.9 million, or 4.5%, to $20.3 million, for the six months ended June 30, 2015 as compared to the same period in 2014. For the purpose of calculating our same store sales metrics, we compare the current period sales for stores open for 14 months or longer as of the last day of a month with the sales for these stores for the comparable period in the prior fiscal year.

During fiscal year 2014 and the first six months of 2015, we opened six new stores. Revenue generated by these stores increased by $0.5 million or 182% for the six months ended June 30, 2015, as compared to the same period in 2014.

Gross profit. Gross profit for the six months ended June 30, 2015 was $13.6 million, an increase of $0.4 million or 3.1% over the same period in 2014. Gross profit, expressed as a percentage of net revenue, declined 170 basis points from 65.9% for the six months ended June 30, 2014 to 64.2% for the six months ended June 30, 2015, due to changes in product assortment associated with our revised media strategy, a reduction in the number of products in our private label program, and higher discounting and promotional activities in our new stores.

Selling, general and administrative expense. For the six months ended June 30, 2015, selling, general and administrative expenses totaled $11 million, an increase of $0.6 million over the same period in 2014. The increase includes operating expenses for the six new stores opened in 2014 and 2015, which totaled $0.6 million during the six months ended June 30, 2015, an increase of $0.3 million over 2014. We also increased our spend on advertising, marketing and merchandising materials by $0.4 million during the first six months of 2015 to promote our Valentine’s Day business and capitalize on the 50 Shades of Gray movie release. General and administrative employee costs for the six months ended June 30, 2015 were flat as compared to the same period in 2014.

Depreciation and amortization. Depreciation and amortization for the six months ended June 30, 2015 was $1.5 million, $0.6 million higher than for the same period in 2014, primarily due to increased depreciation associated with new store construction in 2014 and 2015, and an increase in the amortization of fees associated with our senior credit facility.

Interest and tax expense. Interest expense for the six months ended June 30, 2015 and 2014 was $3.3 million in both periods. No measurable income tax expense was recognized for the six months ended June 30, 2015 or 2014.

Net loss. As a result of the foregoing, the net loss for the six months ended June 30, 2015 was $2.3 million, as compared to $1.4 million for the same period in 2014.

Liquidity and Capital Resources

As of June 30, 2015, we had cash and cash equivalents of $0.5 million. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Six Months Ended June 30,
	2015	2014
Net cash (used) in operating activities	$(591,809)	$(893,515)
Net cash used in investing activities	(110,236)	(528,703)
Net cash provided by financing activities	105,472	126,080
Net (decrease) in cash and cash equivalents	(596,573)	(1,296,138)
Cash and cash equivalents at beginning of the year	1,126,887	3,308,498
Cash and cash equivalent at end of the year	$530,314	$2,012,360

Operating activities. Operating activities consist of net income, adjusted for certain non-cash items, including depreciation and amortization, and the effect of changes in working capital. During the six months ended June 30, 2015, we used $0.6 million in cash from operating activities, to fund an operating cash loss of $0.7 million. During the same period in 2014, we used $0.9 million in cash from operating activities, primarily to fund an operating cash loss of $0.5 million and a reduction in accounts payable and accrued expenses of $0.5 million.

Investing activities. We have used cash primarily to make acquisitions, and to remodel and build new stores. During the six months ended June 30, 2015, we used $0.1 million for leasehold improvements and equipment for our new store in Valencia, California. During the same period in 2014, we used $0.5 million for new store construction, remodels, and equipment purchases.

Financing activities. During the six months ended June 30, 2015 and 2014, we neither used nor generated cash from financing activities.

Loan Commitments

As of June 30, 2015, the amount, maturity date and term of each of our notes payable are as follows:

Notes Payable	Amount*	Maturity Date	Interest Rate	Duration
Tranche A Term Loan	$27.0 million	December 27, 2015	12%	3 years
Tranche B Term Loan	$11.2 million	December 27, 2015	15%	3 years
Christals Seller Notes	$3.4 million	January 9, 2017	12%	4.25 years
Peekay Seller Notes	$9.3 million	December 31, 2016	9% on $6 million and 12% on $3.3 million	4 years

During the year ended December 31, 2014, we obtained three covenant waivers through Amendments to the Financing Agreements dated March 31, 2014, September 30, 2014 and December 31, 2014, which cover covenant requirements through April 30, 2015. The Company agreed to pay waiver fees totaling $955,398. A total of $191,080 in fees was paid in cash during 2014; $573,239 and $95,540 was paid in cash to the lenders on February 20, 2015 and March 31, 2015, respectively. The remaining $95,540 is due at loanmaturity.

We obtained a fourth covenant waiver to the Financing Agreement under the Fourth Amendment to the Financing Agreement, dated June 30, 2015, for the period ending June 30, 2015.

Among other things, the Financing Agreement required:

•	that we maintain a certain leverage ratio for each period of four fiscal quarters ending on June 30, 2015 and September 30, 2015; and
•	that we have liquidity of at least $1,500,000 at all times from June 30, 2015 through September 30, 2015 (the “Financial Covenants”).

Pursuant to the Fourth Amendment, the lenders consented to, and waived any event of default relating to noncompliance with, the Financial Covenants, through September 30, 2015, subject to the following provisions:

(1) if any of our or other borrowers’ or guarantors’ Obligations (as defined in the Financing Agreement) remain outstanding as of November 15, 2015, then we and they must satisfy

○	the original leverage ratio requirement under the Financing Agreement for the period of four fiscal quarters ending September 30, 2015 as set forth in Section 7.03(a) of the Financing Agreement, and

○	the liquidity test at the end of the fiscal quarter ending September 30, 2015 as set forth in Section 7.03(b) of the Financing Agreement; and

(2) we and the other borrowers and guarantors may not make certain Permitted Management Fee (as defined in the Financing Agreement) payments until the Financial Covenants have been satisfied and all Obligations of our Company and the other borrowers and guarantors and Commitments (as defined in the Financing Agreement) have been satisfied or terminated, but such Permitted Management Fees shall continue to accrue; and

(3) we agreed to pay to the Administrative Agent (as defined in the Financing Agreement) an exit fee (the “Exit Fee”), for the account of each consenting lender, in an amount equal to the sum of 0.25% of the aggregate principal amount of the outstanding loans of such consenting lender, calculated on each of (i) the 15th day of July 2015 and the 15th day of each calendar month thereafter (if any Obligations remain outstanding on such day), and (ii) the last day of July and the last day of each calendar month thereafter (if any Obligations remain outstanding on such day). The Exit Fee is nonrefundable and deemed fully earned as of the 15th day and last day of each calendar month for the Exit Fee that accrues on such day and until paid shall constitute “Obligations” that are secured by “Collateral” (as defined in the Financing Agreement). The Exit Fee is due on the earlier to occur of (A) the Final Maturity Date (as defined in the Financing Agreement) and (B) the date which all of the other Obligations are repaid or required to be repaid in full in cash.

We expect that we will need additional covenant waivers in future periods. There can be no assurance that we will be able to obtain these or other waivers, or that we will continue to be in compliance with the terms and conditions of our debt agreements.

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

Impact of Inflation and Changing Prices

Although we do not believe that inflation has had a material impact on our financial position or results of operations to date, a high rate of inflation in the future could have an adverse effect on our ability to maintain current levels of gross profit and could result in an increase in operating expenses, as a percentage of revenue, if we cannot increase our retail prices to cover these increased costs. In addition, inflation could materially increase the interest rates that we are able to obtain, if we were to refinance our debt or increase our borrowings.

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

Impairment of Long-Lived Assets

We review long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance. Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required. No significant impairment charges have been recognized in fiscal 2015 or 2014.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Ms. Lisa Berman, and Chief Financial Officer, Ms. Janet Mathews, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2015. Based upon, and as of the date of this evaluation, Mmes. Berman and Mathews determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we are still in the process of remediating as of June 30, 2015, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of June 30, 2015, our management identified material weaknesses associated with separation of duties, internal control process documentation and testing of controls. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, our management has identified the steps necessary to address the material weaknesses and will continue with the design and implementation of remedial procedures to address these weaknesses. Certain changes associated with the lack of separation of duties will not be implemented until we have restructured our debt and are able to hire the additional staff necessary to bring our Company into compliance.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We have not sold any equity securities during the second quarter of fiscal year 2015 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

During the three-month period ended June 30, 2015, we did not repurchase any shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of fiscal year 2015, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

PEEKAY BOUTIQUES, INC.

Date: August 17, 2015	By:	/s/ Lisa Berman
	Name:	Lisa Berman
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Janet Mathews
	Name:	Janet Mathews
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

