Form 10-Q
period 2015-09-30
Peekay Boutiques, Inc.
filed 2015-11-03
CIK 1595552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to ____________

Commission File Number: 333-193618

PEEKAY BOUTIQUES, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-4007972
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 West Main Street, Suite A, Auburn, WA 98001

(Address of principal executive offices, Zip Code)

1-800-447-2993

(Registrant's telephone number, including area code)

_____________________________________________________________

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of October 28, 2015 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	600,917

Peekay Boutiques, Inc.

Quarterly Report on Form 10-Q

 Period Ended September 30, 2015

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PEEKAY BOUTIQUES, INC. AND SUBSIDIARIES

CONSOLIDATED FINANCIAL STATEMENTS

3

PEEKAY BOUTIQUES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2015	December 31, 2014 (1)
ASSETS	(Unaudited)
Current assets
Cash and cash equivalents	1,004,497	1,126,887
Accounts receivable	84,800	141,000
Inventory, net of allowances	4,435,841	4,939,998
Prepaid expenses and other	730,508	635,717
Total current assets	6,255,646	6,843,602

Property and equipment, net	1,615,900	1,912,728
Goodwill	40,825,147	40,825,147
Finance costs, net	406,460	2,323,714
Deposits and other	520,036	527,975

TOTAL ASSETS	49,623,189	52,433,166

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable	2,036,918	1,762,014
Accrued expenses	3,583,163	3,059,895
Customer deposits	497,606	396,541
Short-term debt, net of original issue discount	38,162,899	38,012,580
Total current liabilities	44,280,586	43,231,030

Long-term debt, net of original issue discount	12,700,000	12,700,000
Deferred tax liabilities, net and other	3,143,961	2,543,583

TOTAL LIABILITIES	60,124,547	58,474,613

STOCKHOLDERS' EQUITY
Common stock, $0.0001 par value, 50,000,000 shares authorized, 600,928 and 597,090 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares outstanding	60	58
Additional paid-in capital	796,535	717,648
Retained earnings (deficit)	(11,297,953)	(6,759,153)
TOTAL EQUITY	(10,501,358)	(6,041,447)

TOTAL LIABILITIES AND
STOCKHOLDERS' EQUITY	49,623,189	52,433,166

(1) Combined/Consolidated Balance Sheets of Peekay Boutiques, Inc. (fka Dico, Inc.) and Christals Acquisition, LLC and Subsidiaries at December 31, 2014

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in Form 10-K and 8-K/A for the fiscal year ended December 31, 2014, are an integral part of these financial statements.

PEEKAY BOUTIQUES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014 (1)	September 30, 2015	September 30, 2014 (1)

REVENUE	$9,684,107	$9,341,631	$30,886,743	$29,371,182
Cost of goods sold	3,457,210	3,291,188	11,051,591	10,125,276

GROSS PROFIT	6,226,897	6,050,443	19,835,152	19,245,906

OPERATING EXPENSES
Selling, general and administrative expenses	5,458,441	5,162,541	16,451,427	15,511,633
Depreciation and amortization	1,352,556	492,937	2,899,032	1,471,743

OPERATING INCOME (LOSS)	(584,100)	394,965	484,693	2,262,530

OTHER INCOME (EXPENSE)
Other income (expense)	9,463	(5,447)	13,123	(29,384)
Interest income (expense)	(1,667,329)	(1,675,448)	(4,965,946)	(4,948,405)
Total other income (expense)	(1,657,866)	(1,680,895)	(4,952,823)	(4,977,789)

INCOME TAX EXPENSE	23,670	-	70,670	569

NET LOSS	$(2,265,636)	$(1,285,930)	$(4,538,800)	$(2,715,828)

LOSS PER SHARE (BASIC AND DILUTED):
Loss per share attributable to common shareholders	$(3.78)	$(2.16)	$(7.59)	$(4.55)
Weighted average shares outstanding during period	598,946	596,245	597,711	596,245

(1) Combined/Consolidated Statements of Operations of Peekay Boutiques, Inc. (fka Dico, Inc.) and Christals Acquisition, LLC and Subsidiaries for the Three and Nine Months Ended September 30, 2014

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in Form 10-K and 8-K/A for the fiscal year ended December 31, 2014, are an integral part of these financial statements.

PEEKAY BOUTIQUES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2015	September 30, 2014 (1)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(4,538,800)	(2,715,828)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	2,899,032	1,471,743
Changes in operating assets and liabilities
Net change in accounts receivable	56,200	6,048
Net change in inventory	504,157	8,766
Net change in prepaid and other assets	(86,852)	(277,070)
Net change in accounts payable & accrued liabilities	997,133	1,275,142
Net cash flow (used in) operating activities	(169,130)	(231,199)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	-	(23,982)
Purchase of property and equipment	(111,772)	(971,351)
Net cash flow (used in) investing activities	(111,772)	(995,333)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable	150,319	179,445
Shareholder contributions (distributions)	8,193	21,252
Net cash flow provided by financing activities	158,512	200,697

NET INCREASE (DECREASE) IN CASH	(122,390)	(1,025,835)

Cash and cash equivalents, beginning of period	1,126,887	3,308,498
Cash and cash equivalents, end of period	1,004,497	2,282,663

(1) Combined/Consolidated Statements of Cash Flows of Peekay Boutiques, Inc. (fka Dico, Inc.) and Christals Acquisition, LLC and Subsidiaries at September 30, 2014

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in Form 10-K and 8-K/A for the fiscal year ended December 31, 2014, are an integral part of these financial statements.

PEEKAY BOUTIQUES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

At the close of business on December 31, 2014, Christals Acquisition, LLC and its members entered into a securities exchange agreement ("Exchange Agreement") with DICO, Inc. a Nevada corporation, pursuant to which DICO acquired 100% of the issued and outstanding equity capital of Christals Acquisition. Immediately following the closing of the exchange transaction and the related transactions described above, the former members of Christals Acquisition and certain equity owners of such members who immediately received distributions of such securities, became the owners of 3,577,470 shares of our common stock, constituting 99.9% of DICO's issued and outstanding common stock as of such closing. For accounting purposes, the exchange transaction with Christals Acquisition was treated as a reverse acquisition, with Christals Acquisition as the acquirer and DICO, Inc. as the acquired party. In January 2015, DICO, Inc. changed its name to Peekay Boutiques, Inc.

Christals Acquisition, LLC, a Delaware limited liability company, was formed in January 2012 to acquire existing limited liability companies operating retail stores in the sexual health and wellness category. The financial statements of Christals Acquisition, LLC and Subsidiaries ("the Company") include the following fully owned subsidiaries: Peekay Acquisition, LLC, Peekay SPA, LLC; ZJ Gift F-2, LLC, ZJ Gift F-3, LLC, ZJ Gifts F-4, LLC, ZJ Gifts F-5, LLC, ZJ Gifts F-6, LLC, ZJ Gifts I-1, LLC, ZJ Gifts M-1, LLC, ZJ Gifts M-2, LLC, and ZJ Gifts M- 3, LLC, which operate stores in Iowa, Texas and Tennessee under the Christals brand; and Peekay, Inc., ConRev, Inc., Condom Revolution, Inc. and Charter Smith Sanhueza Retail, Inc., which operate stores in Washington, Oregon and California under the Lovers, ConRev and A Touch of Romance brands.

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

The ability of the Company to continue its operations and execute its business plan is dependent on its ability to refinance this debt and/or to raise sufficient capital to pay this debt and other obligations as they come due (or are extended through a refinancing) and to provide sufficient capital to operate its business as contemplated. These factors, amount others, raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company has filed a registration statement (Form S-1) with the Securities and Exchange Commission to sell 3,125,000 shares of common stock at an estimated price of $8 to $10 per share, and plans to use the proceeds to reduce its Senior Debt facility to approximately $22 million and extend the facility for three additional years, and use the remaining proceeds for general corporate purposes. Simultaneously with the closing of the IPO, the subordinated debt holders would convert their outstanding principal and accrued interest of approximately $15.6 million to common stock. Management believes that the going concern clause will no longer be necessary, if these transactions are completed.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Information regarding the Company's significant accounting policies is contained in Note 2, "Summary of significant accounting policies," to the financial statements in the Company's Annual Report on Form 10-K and 8-K/A for the year ended December 31, 2014. Presented below in this and the following notes is supplemental information that should be read in conjunction with "Notes to Financial Statements" in the Annual Report.

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission ("SEC"), for interim financial information and include the accounts of the Christals Acquisition, LLC and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to fairly state the financial position and results of operations and cash flows for the interim periods presented.

The Company's business is subject to seasonal fluctuation. Significant portions of the Company's net revenue and operating income are realized during the first and fourth quarters of the fiscal year, corresponding to the Valentine Day and Holiday shopping seasons, respectively. The results of the nine months ended September 30, 2015 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2015, or for any other future interim period or for any future year.

These interim consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K and 8-K/A for the year ended December 31, 2014.

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

The Company's most significant areas of estimation and assumption are:

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

Recent Accounting Pronouncements and Accounting Changes

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"), which will supersede Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that the Company must recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. This standard is effective beginning in fiscal year 2017 and allows for either full retrospective or modified retrospective adoption. The Company has not yet selected a transition method nor determined the effect of the new standard on its financial statements.

The Company made no accounting changes during the nine months ended September 30, 2015.

NOTE 3 – NOTES PAYABLE

Financing Agreement

On December 31, 2012, Christals Acquisition, LLC, a Delaware limited liability company (the "Parent"), Peekay Acquisition, LLC, a Delaware limited liability company ("Peekay Acquisition"), the subsidiaries of Peekay Acquisition listed as "Borrowers", entered into a financing agreement with Cortland Capital Marketing Services, LLC, collateral agent for the lenders.

The Lenders issued a term loan to the Borrowers initially in the aggregate principal amount of $38,215,939, consisting of a tranche A term loan for the principal amount of $27,000,000 which expires on December 27, 2015, and bears interest at a rate of 12% per annum, and a tranche B term loan for the principal amount of $11,215,930 which expires on December 27, 2015, and bears interest at a rate of 15% per annum. The proceeds of the loans shall be used by Peekay Acquisition to make a loan to the Parent, which will use proceeds to repay certain existing indebtedness, and to finance a portion of the purchase price payable by Peekay SPA, LLC for the purchase of the issued and outstanding shares of stock of Peekay, Inc. and ConRev, Inc., each a Washington corporation (the "Acquisition Peekay"), and by the Borrowers to fund working capital of Peekay Acquisition and its subsidiaries and to pay fees and expenses related to this Agreement and the Acquisition Peekay.

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

On June 30, 2015, the Company entered into the Fourth Amendment to its Financing Agreement. Pursuant to the Fourth Amendment, the lenders consented to, and waived any event of default relating to noncompliance with, the Financial Covenants, through September 30, 2015, subject to the following provisions:

(1)	if any of our or other borrowers' or guarantors' Obligations (as defined in the Financing Agreement) remain outstanding as of November 15, 2015, then we and they must satisfy

	o	the original leverage ratio requirement under the Financing Agreement for the period of four fiscal quarters ending September 30, 2015 as set forth in Section 7.03(a) of the Financing Agreement, and

	o	the liquidity test at the end of the fiscal quarter ending September 30, 2015 as set forth in Section 7.03(b) of the Financing Agreement; and

(2)

we and the other borrowers and guarantors may not make certain Permitted Management Fee (as defined in the Financing Agreement) payments until the Financial Covenants have been satisfied and all Obligations of our Company and the other borrowers and guarantors and Commitments (as defined in the Financing Agreement) have been satisfied or terminated, but such Permitted Management Fees shall continue to accrue; and

(3)

we agreed to pay to the Administrative Agent (as defined in the Financing Agreement) an exit fee (the "Exit Fee"), for the account of each consenting lender, in an amount equal to the sum of 0.25% of the aggregate principal amount of the outstanding loans of such consenting lender, calculated on each of (i) the 15th day of July 2015 and the 15th day of each calendar month thereafter (if any Obligations remain outstanding on such day), and (ii) the last day of July and the last day of each calendar month thereafter (if any Obligations remain outstanding on such day). The Exit Fee is nonrefundable and deemed fully earned as of the 15th day and last day of each calendar month for the Exit Fee that accrues on such day and until paid shall constitute "Obligations" that are secured by "Collateral" (as defined in the Financing Agreement). The Exit Fee is due on the earlier to occur of (A) the Final Maturity Date (as defined in the Financing Agreement) and (B) the date which all of the other Obligations are repaid or required to be repaid in full in cash.

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

NOTE 5 – SUBSEQUENT EVENTS

On October 28, 2015, the Company filed a Certificate of Change with the Nevada Secretary of State to effect a one (1)-for-six (6) reverse stock split of the authorized, issued and outstanding common stock, $0.0001 par value per share, of the Company. Pursuant to the filing of the Certificate of Change, the reverse split became effective after the close of trading on October 28, 2015.

On May 5, 2015, the Company filed a registration statement on Form S-1 with the U.S. Securities and Exchange Commission. The Company intends to sell up to 3,125,000 shares of common stock (post reverse split) at approximately $8 - $10 per share, and use approximately $16 million of the proceeds to reduce its obligation under the Senior Debt Facility and enter into a three year extension. Simultaneous with the closing the IPO, the Company plans to convert the principal and outstanding interest payable to its subordinated debt holders totaling approximately $15.6 million to common stock.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as "believe," "expect," "anticipate," "project," "target," "plan," "optimistic," "intend," "aim," "will" or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A "Risk Factors" included in Exhibit 99.1 to our Current Report on Form 8-K/A filed April 23, 2015, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of our company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•

"we," "us," "our," "our company," or the "Company" are to the combined business of Peekay Boutiques, Inc. (formerly Dico, Inc.) and its consolidated subsidiaries, Christals Acquisition, Peekay Acquisition, Peekay SPA, Peekay, Conrev, Condom Revolution, Charter Smith and the Christals Stores;

•	"Christals Acquisition" are to Christals Acquisition, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Peekay Boutiques, Inc.
•	"Peekay Acquisition" are to Peekay Acquisition, LLC, a Delaware limited liability company and wholly-owned subsidiary of Christals Acquisition;
•	"Peekay SPA" are to Peekay SPA, LLC, a Delaware limited liability company and the wholly-owned subsidiary of Peekay Acquisition;
•	"Peekay" are to Peekay, Inc., a Washington corporation and wholly-owned subsidiary of Peekay SPA;
•	"Conrev" are to Conrev, Inc., a Washington corporation and wholly-owned subsidiary of Peekay;
•	"Condom Revolution" are to Condom Revolution, Inc., a California corporation and wholly-owned subsidiary of Conrev;
•	"Charter Smith" are to Charter Smith Sanhueza Retail, Inc., a California corporation and wholly-owned subsidiary of Conrev;
•

"Christals Stores" are to the following entities which each operate one store: ZJ Gifts F-2, L.L.C, ZJ Gifts F-3, L.L.C, ZJ Gifts F-4, L.L.C, ZJ Gifts F-5, L.L.C, ZJ Gifts F-6, L.L.C, ZJ Gifts I-1, L.L.C, ZJ Gifts M-1, L.L.C, ZJ Gifts M-2, L.L.C, and ZJ Gifts M-3, L.L.C.

•	"SEC" are to the Securities and Exchange Commission;
•	"Exchange Act" are to the Securities Exchange Act of 1934, as amended;
•	"Securities Act" re to the Securities Act of 1933, as amended;
•	"U.S. dollars," "dollars" and "$" are to the legal currency of the United States.

Overview

Based on our management's belief and experience in the industry, we believe we are a leading retailer of lingerie, sexual health and wellness products. Our company was founded in 1981 in Auburn, WA by a mother and daughter team with a focus on creating a comfortable and inviting store environment catering to women and couples. We are dedicated to creating both a place and attitude of acceptance and education for our customers. Today, our company is a leader in changing the perception of sexual health and wellness throughout the United States with 48 locations across six states.

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

Results of Operations

Comparison of Three Months Ended September 30, 2015 and 2014

The following table sets forth key components of our results of operations for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30, 2015		Three Months Ended September 30, 2014
	Amount (in thousands)	Percentage of Revenue	Amount (in thousands)	Percentage of Revenue
Net revenue	$9,684	100.0	$9,342	100.0
Cost of goods sold	3,457	35.7	3,291	35.2
Gross profit	6,227	64.3	6,051	64.8
Selling, general & administrative expense	5,458	56.3	5,163	55.3
Depreciation and amortization	1,353	14.0	493	5.3
Operating income (loss)	(584)	(6.0)	395	4.2
Interest expense and other	1,658	17.1	1,681	18.0
Income tax expense	24	0.3	-	-
Net loss	$(2,266)	(23.4)	$(1,286)	(13.8)

Net revenue. For the three months ended September 30, 2015, net revenue increased $0.3 million, or 3.7%, to $9.7 million, as compared to the same period in 2014. Our same store sales increased $0.2 million, or 1.8%, to $9.4million, for the three months ended September 30, 2015 as compared to the same period in 2014. For the purpose of calculating our same store sales metrics, we compare the current period sales for stores open for 14 months or longer as of the last day of a month with the sales for these stores for the comparable period in the prior fiscal year. Sales of our private label products declined $0.3 million for the three months ended September 30, 2015, as compared to the comparable period in 2014, as we finish selling through the remaining products imported in 2013 and early 2014. We have not replenished this stock since the beginning of 2014, as we are in the process of changing manufacturers and planning to relaunch the private label program in 2016 with a higher quality, improved assortment.

Gross profit. Gross profit for the three months ended September 30, 2015 was $6.2 million, an increase of $0.2 million or 2.9% over the same period in 2014. Gross profit, expressed as a percentage of net revenue, declined 50 basis points from 64.8% for the three months ended September 30, 2014 to 64.3% for the three months ended September 30, 2015, due to changes in product assortment associated with our revised media strategy, and a reduction in the number of products in our private label program.

Selling, general and administrative expense. For the three months ended September 30, 2015, selling, general and administrative expenses totaled $5.5 million, an increase of $0.3 million over the same period in 2014. The increase includes operating expenses for the six new stores opened in 2014 and 2015, which totaled $0.3 million during the three months ended September 30, 2015, an increase of $0.2 million over 2014. General and administrative expenses for the three months ended September 30, 2015 were flat as compared to the same period in 2014.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2015 was $1.4 million, $0.9 million higher than for the same period in 2014, primarily due to an increase in the amortization of fees associated with our senior credit facility, and increased depreciation associated with new store construction in 2014 and 2015.

Interest and tax expense. Interest expense for the three months ended September 30, 2015 and 2014 was $1.7 million in both years. No measurable income tax expense was recognized for the three months ended September 30, 2015 or 2014.

Net loss. As a result of the foregoing, the net loss for the three months ended September 30, 2015 was $2.3 million as compared to a loss $1.3 million for the same period in 2014.

Comparison of Nine Months Ended September 30, 2015 and 2014

The following table sets forth key components of our results of operations for the nine months ended Septmber 30, 2015 and 2014.

	Nine Months Ended September 30, 2015		Nine Months Ended September 30, 2014
	Amount (in thousands)	Percentage of Revenue	Amount (in thousands)	Percentage of Revenue
Net revenue	$30,887	100.0	$29,371	100.0
Cost of goods sold	11,052	35.8	10,125	34.5
Gross profit	19,835	64.2	19,246	65.5
Selling, general & administrative expense	16,451	53.3	15,512	52.8
Depreciation and amortization	2,899	9.4	1,472	5.0
Operating income	485	1.5	2,262	7.7
Interest expense and other	4,953	16.0	4,978	17.0
Income tax expense	71	0.2	-	-
Net loss	$(4,539)	(14.7)	$(2,716)	(9.3)

Net revenue. For the nine months ended September 30, 2015, net revenue increased $1.5 million, or 5.2% to $30.9 million, as compared to the same period in 2014. Our same store sales increased $1.0 million, or 3.6%, to $29.6 million, for the nine months ended September 30, 2015 as compared to the same period in 2014. For the purpose of calculating our same store sales metrics, we compare the current period sales for stores open for 14 months or longer as of the last day of a month with the sales for these stores for the comparable period in the prior fiscal year.

During fiscal year 2014 and the first nine months of 2015, we opened six new stores. Revenue generated by these stores increased by $0.8 million or 184% for the nine months ended September 30, 2015, as compared to the same period in 2014.

Gross profit. Gross profit for the nine months ended September 30, 2015 was $19.8 million, an increase of $0.6million or 3.1% over the same period in 2014. Gross profit, expressed as a percentage of net revenue, declined 130 basis points from 65.5% for the nine months ended September 30, 2014 to 64.2% for the nine months ended September 30, 2015, due to changes in product assortment associated with our revised media strategy, a reduction in the number of products in our private label program, and higher discounting and promotional activities in our new stores.

Selling, general and administrative expense. For the nine months ended September 30, 2015, selling, general and administrative expenses totaled $16.5 million, an increase of $0.9 million over the same period in 2014. The increase includes operating expenses for the six new stores opened in 2014 and 2015, which totaled $1.0 million during the nine months ended September 30, 2015, an increase of $0.6 million over 2014. We also increased our spend on advertising, marketing and merchandising materials by $0.4 million during the first six months of 2015 to promote our Valentine's Day business and capitalize on the 50 Shades of Gray movie release. General and administrative expenses for the nine months ended September 30, 2015 were flat as compared to the same period in 2014.

Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2015 was $2.9 million, $1.3 million higher than for the same period in 2014, primarily due to an increase in the amortization of fees associated with our senior credit facility, and increased depreciation associated with new store construction in 2014 and 2015.

Interest and tax expense. Interest expense for the nine months ended September 30, 2015 and 2014 was $5.0 million in both periods. No measurable income tax expense was recognized for the nine months ended September 30, 2015 or 2014.

Net loss. As a result of the foregoing, the net loss for the nine months ended September 30, 2015 was $4.5 million, as compared to $2.7 million for the same period in 2014.

Liquidity and Capital Resources

As of September 30, 2015, we had cash and cash equivalents of $1.0 million. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Nine Months Ended September 30,
	2015	2014
Net cash (used) in operating activities	$(169,130)	$(231,199)
Net cash used in investing activities	(111,772)	(995,333)
Net cash provided by financing activities	158,512	200,697
Net (decrease) in cash and cash equivalents	(122,390)	(1,025,835)
Cash and cash equivalents at beginning of the year	1,126,887	3,308,498
Cash and cash equivalent at end of the year	$1,004,497	$2,282,663

Operating activities. Operating activities consist of net income, adjusted for certain non-cash items, including depreciation and amortization, and the effect of changes in working capital. We used $0.2 million in cash from operating activities for during both the nine months ended September 30, 2015 and 2014, to fund a portion of the net cash losses of $1.6 and $1.2 million, respectively.

Investing activities. We have used cash primarily to make acquisitions, and to remodel and build new stores. During the nine months ended September 30, 2015, we used $0.1 million for leasehold improvements and equipment for our new store in Valencia, California. During the same period in 2014, we used $1.0 million for new store construction, remodels, and equipment purchases.

Financing activities. During the nine months ended September 30, 2015 and 2014, we generated approximately $0.2 million in cash from financing activities due to increases in our senior debt facility.

Loan Commitments

As of September 30, 2015, the amount, maturity date and term of each of our notes payable are as follows:

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

We obtained a fourth covenant waiver to the Financing Agreement under the Fourth Amendment to Financing Agreement, dated June 30, 2015, for the period ending September 30, 2015.

Among other things, the Financing Agreement required:

■	that we maintain a certain leverage ratio for each period of four fiscal quarters ending on June 30, 2015 and September 30, 2015; and
■	that we have liquidity of at least $1,500,000 at all times from June 30, 2015 through September 30, 2015 (the "Financial Covenants").

Pursuant to the Fourth Amendment, the lenders consented to, and waived any event of default relating to noncompliance with, the Financial Covenants, through September 30, 2015, subject to the following provisions:

(1)	if any of our or other borrowers' or guarantors' Obligations (as defined in the Financing Agreement) remain outstanding as of November 15, 2015, then we and they must satisfy

	o	the original leverage ratio requirement under the Financing Agreement for the period of four fiscal quarters ending September 30, 2015 as set forth in Section 7.03(a) of the Financing Agreement, and

	o	the liquidity test at the end of the fiscal quarter ending September 30, 2015 as set forth in Section 7.03(b) of the Financing Agreement; and

(2)

we and the other borrowers and guarantors may not make certain Permitted Management Fee (as defined in the Financing Agreement) payments until the Financial Covenants have been satisfied and all Obligations of our Company and the other borrowers and guarantors and Commitments (as defined in the Financing Agreement) have been satisfied or terminated, but such Permitted Management Fees shall continue to accrue; and

(3)

we agreed to pay to the Administrative Agent (as defined in the Financing Agreement) an exit fee (the "Exit Fee"), for the account of each consenting lender, in an amount equal to the sum of 0.25% of the aggregate principal amount of the outstanding loans of such consenting lender, calculated on each of (i) the 15th day of July 2015 and the 15th day of each calendar month thereafter (if any Obligations remain outstanding on such day), and (ii) the last day of July and the last day of each calendar month thereafter (if any Obligations remain outstanding on such day). The Exit Fee is nonrefundable and deemed fully earned as of the 15th day and last day of each calendar month for the Exit Fee that accrues on such day and until paid shall constitute "Obligations" that are secured by "Collateral" (as defined in the Financing Agreement). The Exit Fee is due on the earlier to occur of (A) the Final Maturity Date (as defined in the Financing Agreement) and (B) the date which all of the other Obligations are repaid or required to be repaid in full in cash.

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

Seasonality

Our business is subject to seasonal fluctuation. Significant portions of our net sales and profits are realized during the fourth quarter of the fiscal year due to the holiday selling season. To a lesser extent, our business is also affected by Valentine's Day. Any decrease in sales during these higher sales volume periods could have an adverse effect on our business, financial condition, or operating results for the entire fiscal year. Our quarterly results of operations have varied in the past and are likely to do so again in the future. As such, we believe that period-to-period comparisons of our results of operations should not be relied upon as an indication of our future performance.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires our management to make assumptions, estimates and judgments that affect the amounts reported, including the notes thereto, and related disclosures of commitments and contingencies, if any. We have identified certain accounting policies that are significant to the preparation of our financial statements. These accounting policies are important for an understanding of our financial condition and results of operation. Critical accounting policies are those that are most important to the portrayal of our financial conditions and results of operations and require management's difficult, subjective, or complex judgment, often as a result of the need to make estimates about the effect of matters that are inherently uncertain and may change in subsequent periods. Certain accounting estimates are particularly sensitive because of their significance to financial statements and because of the possibility that future events affecting the estimate may differ significantly from management's current judgments. We believe the following critical accounting policies involve the most significant estimates and judgments used in the preparation of our financial statements:

Inventory

Inventory consists of merchandise acquired for resale and is valued at the lower of cost or market, with cost determined on a FIFO basis, and includes costs to purchase and distribute the goods, net of any markdowns or volume discounts. We maintain reserves for potential obsolescence and shrinkage.

Vendor Allowances

We receive allowances from vendors in the normal course of business, including markdown allowances, purchase volume discounts and rebates, and other merchandise credits. Vendor allowances are recorded as a reduction of the vendor's product cost and are recognized in cost of sales as the product is sold.

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

Under FASB ASC 350, Intangibles - Goodwill and Other ("ASC 350"), goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Ms. Lisa Berman, and Chief Financial Officer, Ms. Janet Mathews, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2015. Based upon, and as of the date of this evaluation, Mmes. Berman and Mathews determined that, because of the material weaknesses described in Item 9A "Controls and Procedures" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, which we are still in the process of remediating as of September 30, 2015, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2014 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of September 30, 2015, our management identified material weaknesses associated with separation of duties, internal control process documentation and testing of controls. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2014, our management has identified the steps necessary to address the material weaknesses and will continue with the design and implementation of remedial procedures to address these weaknesses. Certain changes associated with the lack of separation of duties will not be implemented until we have restructured our debt and are able to hire the additional staff necessary to bring our Company into compliance.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the third quarter of fiscal 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS.

Not applicable as we are a smaller reporting company. See, however, the risk factors contained in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2014 and our current report on Form 8-K/A, dated April 23, 2015, containing risk factors relating to Christals Acquisition and its subsidiaries in Item 1A thereof. Please also see the risk factors contained in our registration statement on Form S-1/A filed on September 18, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any equity securities during the third quarter of fiscal year 2015 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

During the three-month period ended September 30, 2015, we did not repurchase any shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the third quarter of fiscal year 2015, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

Exhibit No.	Description
10.1	Fourth Amendment to Financing Agreement, dated June 30, 2015 (incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K filed on July 7, 2015)
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEEKAY BOUTIQUES, INC.

Date: November 3, 2015	By:	/s/ Lisa Berman
	Name:	Lisa Berman
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Janet Mathews
	Name:	Janet Mathews
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

