Form 10-K
period 2015-12-31
Peekay Boutiques, Inc.
filed 2016-04-14
CIK 1595552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2015

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _______________

Commission File No. 333-193618

PEEKAY BOUTIQUES, INC.
(Exact name of registrant as specified in its charter)

Nevada	46-4007972
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

901 West Main Street, Suite A, Auburn, WA 98001

(Address of principal executive offices)

1-800-447-2993

(Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☐	Accelerated Filer	☐
Non-Accelerated Filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2015 (the last business day of the registrant's most recently completed second fiscal quarter), there were 597,111 shares of the registrant's common stock issued and outstanding (as adjusted for a one-for-six reverse split of the registrant's outstanding shares of common stock effected on October 28, 2015), all of which were held by affiliates of the registrant. The aggregate market value could not be determined because we only had nominal trading volume as of June 30, 2015.

There were a total of 600,949 shares of the registrant's common stock outstanding as of April 14, 2016.

DOCUMENTS INCORPORATED BY REFERENCE

None.

Peekay Boutiques, Inc.

Annual Report on Form 10-K

Year Ended December 31, 2015

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We use words such as "believe," "expect," "anticipate," "project," "target," "plan," "optimistic," "intend," "aim," "will" or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A "Risk Factors" herein, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of the Company to differ materially from those expressed or implied by such forward-looking statements.

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

Use of Terms

Except as otherwise indicated by the context and for the purposes of this report only, references in this report to:

•	"the Company," "we," "us," or "our" are to Peekay Boutiques, Inc., a Nevada corporation (formerly Dico, Inc.);

•	"Christals Acquisition" are to Christals Acquisition, LLC, a Delaware limited liability company and a wholly-owned subsidiary of Peekay Boutiques, Inc.;

•	"Peekay Acquisition" are to Peekay Acquisition, LLC, a Delaware limited liability company and wholly-owned subsidiary of Christals;

•	"Peekay SPA" are to Peekay SPA, LLC, a Delaware limited liability company and the wholly-owned subsidiary of Peekay Acquisition;

•	"Peekay" are to Peekay, Inc., a Washington corporation and wholly-owned subsidiary of Peekay SPA;

•	"Conrev" are to Conrev, Inc., a Washington corporation and wholly-owned subsidiary of Peekay;

•	"Condom Revolution" are to Condom Revolution, Inc., a California corporation and wholly-owned subsidiary of Conrev;

•	"Charter Smith" are to Charter Smith Sanhueza Retail, Inc., a California corporation and wholly-owned subsidiary of Conrev;

•

"Christals Stores" are to the following entities which each operate one store: ZJ Gifts F-2, L.L.C, ZJ Gifts F-3, L.L.C, ZJ Gifts F-4, L.L.C, ZJ Gifts F-5, L.L.C, ZJ Gifts F-6, L.L.C, ZJ Gifts I-1, L.L.C, ZJ Gifts M-1, L.L.C, ZJ Gifts M-2, L.L.C, and ZJ Gifts M-3, L.L.C.;

•	"SEC" are to the Securities and Exchange Commission;

•	"Exchange Act" are to the Securities Exchange Act of 1934, as amended;

•	"Securities Act" are to the Securities Act of 1933, as amended; and

•	"U.S. dollars," "dollars" and "$" are to the legal currency of the United States.

All share and per share information in this report has been adjusted to give retroactive effect to a one-for-six reverse split of our authorized and outstanding common stock that was effected on October 28, 2015.

PART I

ITEM 1. BUSINESS.

Overview

Based on our management's belief and experience in the industry, we are a leading specialty retailer of lingerie, sexual health and wellness products. Our company was founded in 1982 in Auburn, Washington by a mother and daughter team with a focus on creating a comfortable and inviting store environment catering to women and couples. We are dedicated to creating both a place and attitude of acceptance and education for our customers. Today, our company is a leader in changing the perception of sexual wellness throughout the United States with 47 locations across 6 states.

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

Our Corporate History and Background

Our company, Peekay Boutiques, Inc., was incorporated in the State of Nevada on October 30, 2013 under the name Dico, Inc.

On December 31, 2014, we entered into the Exchange Agreement with Christals Acquisition and its members, pursuant to which we acquired 100% of the issued and outstanding equity capital of Christals Acquisition in exchange for approximately 420,812 shares of our common stock, which constituted 70.5% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Exchange Agreement. In addition, at the closing of the share exchange, Christals paid us $350,000 in cash. This cash was immediately used for the following purposes (i) to pay down all of our outstanding liabilities, (ii) $308,436 of this cash was used as a partial payment toward the redemption of a total of 2,500,000 of our restricted shares from David Lazar, our former Chief Operating Officer and Secretary, pursuant to a redemption agreement that we entered into with Mr. Lazar on December 31, 2014, and (iii) to satisfy aggregate purchase price payable to holders of a total of approximately 175,434 shares of our common stock, which shares were transferred to the members of Christals Acquisition as a condition to the closing of the exchange transaction. In addition to receiving the $308,436 payment for the redemption of his 2,500,000 shares of our common stock, we also transferred to Mr. Lazar our remaining inventory of loose diamonds pursuant to a bill of sale and assignment agreement as the balance of the consideration for the redemption of his shares. Immediately following the closing of the exchange transaction and the related transactions described above, the former members of Christals Acquisition and certain equity owners of such members who immediately received distributions of such securities, became the owners of approximately 596,245 shares of our common stock, constituting 99.9% of our issued and outstanding common stock as of such closing. For accounting purposes, the exchange transaction with Christals Acquisition was treated as a reverse acquisition, with Christals Acquisition as the acquirer and Peekay Boutiques, Inc. as the acquired party.

As a result of our acquisition of Christals Acquisition, we now own all of the issued and outstanding equity capital of Christals Acquisition, a holding company, which in turn owns all of the equity capital of Peekay Acquisition and its several subsidiaries, which are engaged in the retail sale of lingerie, sexual health and wellness products.

Christals Acquisition was formed on January 3, 2012 for the purpose of acquiring all of the equity interests in each of the Christals Stores. The Christals Stores were comprised of several limited liability companies that operated as a retailer of lingerie, sexual health and wellness products. The acquisition of the Christals Stores was consummated on October 9, 2012. Thereafter, on December 31, 2012, Christals Acquisition, through its indirect subsidiary, Peekay SPA, acquired Peekay and ConRev, both of which operated as retailers of lingerie, sexual health and wellness products. Peekay was incorporated in the state of Washington on November 5, 1982. ConRev was incorporated in the state of Washington on December 29, 2004.

On January 23, 2015, we changed our name to Peekay Boutiques, Inc. to more accurately reflect our new business.

Our Corporate Structure

All of our business operations are conducted through our several operating subsidiaries. The chart below presents our corporate structure as of December 31, 2015:

Our principal executive offices are located at 901 West Main Street, Suite A, Auburn, Washington 98001. The telephone number at our principal executive office is 1-800-447-2993.

Our Industry

Based on our management's belief and experience in the industry, we are a specialty retailer at the forefront of the growing mainstream acceptance of sexual health and wellness products. We participate in the health, wellness and lifestyle industry, which includes beauty and anti-aging products, fitness and exercise, mind/body products and experiences, healthy eating, nutrition and weight loss sales. It also includes OTC drugs, complementary and alternative medicines and devices. On a global basis, this industry is estimated at over one trillion dollars, according to Women's Marketing. Product categories within the sexual health and wellness continuum, which we offer in our stores and on our website, include personal care products (including lubricants, lotions and moisturizers), nutritional supplements, gifts, contraceptives, and sexual products and devices. Based on our management's belief and experience in the industry, the rapid growth of this consumer sector is driven by the influence that the aging of the population of baby boomers has on the current consumer market and the increased pursuit across all ages of activities and behaviors that promote longevity and quality of life. We further believe that the increased acceptance of this sector by shoppers of all ages, especially women, has led to retailers serving the health and wellness segment to introduce a wider assortment of products. Sexual health and wellness products now grace the shelves and websites of some of America's most prominent retailers - from Walmart to Amazon. Another important factor in the growing mainstream acceptance of sexual wellness products is the change in attitudes among major publications. National periodicals such as Men's Health, Rolling Stone, Redbook, Maxim and Cosmopolitan regularly feature articles and accept advertising for vendors such as Trojan, Durex, Liberator and Lelo. Cable television is also beginning to echo the trends of sexual health and wellness in advertising by Trojan, Durex and Adam and Eve and programming like Sex and the City, Two Broke Girls, Two and a Half Men, Dr. Oz, Oprah and regular and repeat exposure in reality-based programming.

We also participate in the U.S. intimate apparel market, which is estimated at approximately $13 billion, according to WeConnectFashion.com. Our stores carry a selection of lingerie, bodystockings, undergarments and other soft goods, not unlike those carried in Victoria's Secret, Nordstrom and Macy's, to address the needs of our customer base.

Store Design and Operations

Our stores are designed and built to appeal to a mainstream customer base. Exterior signage is designed, constructed and installed by professional signage partners. Signage and logos are visible, well-lit and easy to read. The entrance to our stores typically consists of glass windows featuring high-end lingerie displays coordinated by our corporate visual merchandising department. Every detail of our stores is intended to convey a welcoming, open and friendly shopping environment.

We have engaged an architectural firm to develop a brand new retail store design. The all-female design team has decades of experience in retail store design and execution. The new store layout is designed to flourish in the highest-end shopping centers with its fun, welcoming and open atmosphere. With an energetic color palette and dynamic lighting, the new store design is aligned with the shopping preferences of today's mainstream women and couples. Our new prototype was rolled out at five locations in California, namely, North Hollywood, San Bernardino, Valencia, Palmdale and Northridge.

Merchandise

We employ a five member merchandising team responsible for product sourcing, vendor negotiations and relationship management, purchasing, planning and analysis, as well as visual merchandising. We utilize "trend-right" in-store displays, which are custom-made, feature tables designed to show elegant collections of seasonal merchandise. Our merchandising philosophy is focused on understanding our customers' needs.

We offer our customers a variety of wellness- and sexual health-related products. Products are designed for women and couples to enhance their sexual satisfaction and meet their broad range of expectations. We offer a variety of quality products ranging from entry-level price points to premium, high-end brands. We have over 5,000 SKUs available ranging from $1 condoms to $265 vibrators. Seasonally, new products represent 20-25% of our overall product assortment.

During the fiscal year ended December 31, 2015, our breakdown of sales by product category was as follows:

•

Sales of wellness products constituted approximately 47% of our sales. These items include massagers, vibrators, personal care, and restraints, including brands such as Jimmy Jane, Pipedream, We Vibe and SuteraTM Toys.

•

Sales of gift items and essentials constituted approximately 37% of our sales. These items include personal lubricants, apothecary, candles, condoms, sensitizers and desensitizers, including brands such as Crazy Girl, Kamasutra, Earthly Body and System Jo.

•

Sales of lingerie constituted approximately 16% of our sales. Lingerie includes a broad range of sleepwear, bodystockings, clubwear, costumes, corsets, babydolls, hosiery and panties, including brands such as Dreamgirl, Coquette, Escante and Rene Rofe.

In addition to our broad retail brand portfolio, we also provide SuteraTM private label merchandise. Due to supply chain issues, we made a decision to sell our remaining inventory of Sutera products and not replenish our assortment, until we find a more reliable manufacturer. Our sales during 2015 have been impacted by that decision, as the table below illustrates. We expect to have a new private label assortment ready for market in 2017. As part of our change in merchandising strategy to a "wellness" focus, we have minimized our visual category, which constitutes DVD/video sales (products not targeted at our key demographic). Both of these changes have had a material impact on overall revenue and gross margin for 2015, but we believe that these changes will be accretive to our financial performance in coming years.

	Fiscal Year Ended December 31,
	2015	2014

Revenue from financial statements	$41,417,014	$39,624,783
Deduct: DVD sales	432,480	868,576
Sutera sales	1,429,548	2,762,817
Adjusted revenue	$39,554,986	$35,993,390
Adjusted revenue growth – YOY	9.9%

Gross margin from financial statements	$26,591,538	$25,884,435
Deduct: DVD gross margin	275,922	552,415
Sutera gross margin	1,150,195	2,249,340
Adjusted gross margin	$25,165,421	$23,082,680
Adjusted margin %	63.6%	64.1%

The adjusted revenue, adjusted revenue growth percentage, adjusted gross margin and adjusted gross margin percentage numbers in the above table are non-GAAP financial measures. The above table includes a reconciliation of such non-GAAP financial measures to revenue and gross margin, their GAAP counterparts. Management believes that the non-GAAP financial measures contained in the table above, when viewed with our results of operations in accordance with GAAP, provide additional information to investors about how changes in our assortment impact sales, sales growth and margin. By providing these non-GAAP financial measures, we believe we are enhancing investors' understanding of our business, our results of operations and our core profitability, as well as assisting investors in evaluating how well we are executing strategic initiatives.

Marketing and Advertising

We market our retail stores through a variety of channels, including billboards, direct mail, radio, interactive and social media and grassroots events. All new stores are allotted a special marketing budget dedicated to a grand opening event. We have an integrated marketing plan that extends from out-of-store to in-store elements, including posters, signage and displays created by a professional in-house design staff.

Store Locations

We select geographic areas and store sites on the basis of demographic information, the quality and nature of neighboring tenants, store visibility and location accessibility. We seek to locate stores primarily in or near centers with major national brands and regional brands such as Target, Walgreens, TJ Maxx, Sally Beauty Supply, Starbucks and others. Based on our management's belief and experience in the industry, our customer demographics also align well with those of Nordstrom, Macy's and other higher-end specialty retailers.

We balance our store expansion between new and existing marketplaces. In our existing marketplaces, we add stores as necessary to provide additional coverage. In new marketplaces, we generally seek to expand in geographically contiguous areas to leverage our experience. We believe that our knowledge of local marketplaces is an important part of our success.

The following table provides a history of our store count from January 2013 through December 2015:

	Fiscal Year Ended December 31,
	2015	2014
Stores open at beginning of period	47	44
Net store openings during period	1	3
Stores acquired during period	-	-

Stores open at end of period	48	47

Our Stores

We currently operate our stores under four banners: Lovers, A Touch of Romance, ConRev and Christals. The Christals stores, located in Texas, Tennessee and Iowa, were acquired in October 2012. The Lovers, A Touch of Romance and ConRev stores were acquired on December 31, 2012, and are located in Washington, Oregon and California. As of December 31, 2015, the average life of these stores is just over 15 years, so we believe they have demonstrated marketplace acceptance, through longevity and financial performance, and they continue to be a significant, producing asset for our company. For the fiscal year ended December 31, 2015, our stores achieved a same store revenue increase of 3.1% as compared to same period in 2014. For the purpose of calculating our same store sales metrics, we compare the current period sales for stores open for 14 months or longer as of the last day of a month with the sales for these stores for the comparable period in the prior fiscal year.

The six new stores opened in 2014 and 2015 are located in Southern California and were opened under the A Touch of Romance banner. The new store model calls for a payback of the initial cash outlay for improvements, fixtures and store opening costs within a three year period. Half of these new California stores are close to breakeven or have started to generate positive store contribution, and the Beaverton, Oregon store, which opened in February 2013, has generated $1.8 million in revenue and $346 thousand in store contribution during its first three years of operation. Our Santa Monica, California store did not produce the results we expected, so we closed that location at the end of February 2016. We believe, as the rest of the stores opened during 2014 and 2015 will mature and be fully capable of producing similar volumes and contributions as our legacy stores.

Competition

Our major competitors for our sexual health and wellness products include such mainstream retailers as Walmart, Rite Aid, CVS Pharmacy, GNC and Walgreens. For our lingerie products, we compete with traditional department stores such as Macy's and Nordstrom and specialty stores such as Victoria's Secret. We compete with the online businesses of the aforementioned retailers, as well as pure play e-commerce businesses such as Amazon, Overstock.com and Drugstore.com. We also compete with certain adult stores including Adam & Eve, Lovers Lane, Good Vibrations and Fascinations; however, we do not carry pornographic media. Our competitive advantages are the quality and assortment of our merchandise and services, the quality of our customers' shopping experience brought about as the result of our knowledgeable and welcoming sales personnel and the convenience of our stores and website as a one-stop destination for lingerie, sexual health and wellness products.

Customer Service

We strive to complement our extensive merchandise selection and innovative store design with superior customer service. We actively recruit individuals with significant knowledge and experience in the field of lingerie, sexual health and wellness products. We try to ensure that our customers walk out of our stores enlightened with new information, great ideas and fun products. We seek individuals with retail experience because we believe their general retail knowledge can be leveraged in the lingerie, sexual health and wellness products industry. We believe that employees' knowledge of the products and ability to explain the advantages of the products increases sales and that their prompt, knowledgeable service fosters the confidence and loyalty of customers and differentiates our business from other professional retailers of lingerie, sexual health and wellness products. Our employees are trained to foster a warm and welcoming retail environment for individuals and couples to explore sexual wellness. We believe that this attitude of acceptance and education for consumers sets us apart from our competitors.

We emphasize product knowledge during initial training as well as during ongoing training sessions, with programs intended to provide new associates and managers with significant training. The training programs encompass operational and product training and are designed to increase employee and store productivity. Store employees are also required to participate in training on an ongoing basis to keep up-to-date on new products and operational practices.

Most of our stores are staffed with a store manager, assistant store manager and two or three part-time associates. A district manager, who reports directly to the Vice President of Retail, supervises the operations of each store.

Relationships with Vendors

We employ a variety of vendors with no single vendor representing 10% or more of our total purchases. We maintain close relationships with our domestic and foreign vendors. We believe that our broad store footprint and geographic reach provides us with an ability to form long-standing relationships with suppliers. We source more than 85% of our products directly from U.S. based companies. Our private label brand, SuteraTM, constitutes about 6% of our sales and is sourced from manufacturers in China. We believe that our relatively large industry presence allows us privileged access to premium factories resulting in a reliable and responsive supply chain.

Top 20 Vendors

(#s are in thousands)

Vendor	2015	2014	% of 2015 Purchases
Vendor # 1	$942	1,050	7.5%
Vendor # 2	923	765	7.3%
Vendor # 3	775	708	6.1%
Vendor # 4	731	802	5.8%
Vendor # 5	650	559	5.1%
Vendor # 6	540	569	4.3%
Vendor # 7	539	747	4.3%
Vendor # 8	526	427	4.2%
Vendor # 9	462	398	3.7%
Vendor # 10	396	403	3.1%
Vendor # 11	328	-	2.6%
Vendor # 12	326	262	2.6%
Vendor # 13	275	236	2.2%
Vendor # 14	267	306	2.1%
Vendor # 15	237	262	1.9%
Vendor # 16	216	209	1.7%
Vendor # 17	214	228	1.7%
Vendor # 18	210	146	1.7%
Vendor # 19	209	214	1.7%
Vendor # 20	205	155	1.6%
	$8,970	$8,447	71.2%

Products are purchased from these vendors on an at-will basis or under contracts which can be terminated without cause upon 90 days' notice or less or expire without express rights of renewal. Such manufacturers could discontinue sales to us at any time or upon short notice. If any of these suppliers discontinued selling or were unable to continue selling to us, there could be a material adverse effect on our business and results of operations.

As is typical in the distribution businesses, relationships with vendors are subject to change from time to time. Changes in our relationships with vendors occur often, and could positively or negatively impact our net sales and operating profits. However, we believe that we can be successful in mitigating negative effects resulting from unfavorable changes in the relationships between us and our vendors through, among other things, the development of new or expanded vendor relationships.

Management Information Systems

Our management information systems provide order processing, accounting and management information for the marketing, distribution and store operations functions of our business. The enterprise resource planning functionality is built on the Microsoft Dynamics platform with custom add-ons from certified solutions providers. The information gathered by the enterprise resource planning software supports automatic replenishment of in-store inventory and provides support for product purchase decisions.

Trademarks and Other Intellectual Property Rights

Our trademarks, certain of which are material to our business, are registered or legally protected in the U.S. Together with our subsidiaries; we own 10 trademark registrations in the U.S. We also rely upon trade secrets and know-how to develop and maintain our competitive position. We protect intellectual property rights through a variety of methods, including reliance upon trademark, patent and trade secret laws and confidentiality agreements with many vendors, employees, consultants and others who have access to our proprietary information. The duration of our trademark registrations is generally 2 years.

Regulation

We are subject to a wide variety of laws and regulations, which historically have not had a material effect on our business. For example, in the U.S., most of the products sold and the content and methods of advertising and marketing utilized are regulated by a host of federal agencies, including, in each case, one or more of the following: the Food and Drug Administration, or FDA, the Federal Trade Commission, or FTC, and the Consumer Products Safety Commission. Since we are a retailer (and not a manufacturer) of these products, responsibility for compliance generally falls upon the manufacturer. In marketplaces outside of the U.S., regulation is also comprehensive and focused upon product labeling and safety issues.

Employees

As of December 31, 2015, we had a total of 337 employees, 144 of whom are full-time employees. The following table sets forth the number of our full-time employees by function.

Function	Number of Employees
Retail Sales	102
Retail Management & Support	8
Retail Marketing & E-commerce	8
Warehousing and Distribution	7
Merchandising and Inventory Management	5
Accounting, Payroll and Benefits Administration	4
IT Support	3
Loss Prevention	3
Executive Management	3
Maintenance	1
Total	144

None of our employees belong to a union or are a party to any collective bargaining or similar agreement. We consider our relationships with our employees to be good.

Legal Proceedings

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

Emerging Growth Company Status

We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

ITEM 1A. RISK FACTORS.

Risks Related To Our Business

Our auditor has raised substantial doubt about our ability to continue as a going concern. If we are unable to refinance our existing senior debt or otherwise raise capital, we may be forced to cease operations and liquidate.

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During 2014 and 2015, we incurred net losses of $4.2 million and $46.7 million (including a $40.6 million goodwill impairment charge), respectively. Our net losses are largely a result of interest expense on the approximately $51 million of debt, which exceeds the operating profits generated through the operations of our business. Approximately $38.2 million in senior secured debt matured on February 15, 2016, and we do not have the resources necessary to pay this debt and we have been unable to find replacement financing. We are currently operating under a Forbearance Agreement with our lenders, but we may be forced to file for bankruptcy and/or liquidate our assets if we are unable to meet the terms of the agreement. Our ability to continue our operations and execute our business plan is dependent on our ability to refinance this debt and/or to raise sufficient capital to pay this debt and other obligations as they come due (or are extended through a refinancing) and to provide sufficient capital to operate our business as contemplated. If we are unable to refinance our existing senior debt or raise equity capital we may have to cease operations and liquidate our assets and the holders of our equity may lose all or a significant portion of the value of their equity.

Our substantial indebtedness could adversely affect our financial condition.

We have a significant amount of indebtedness. As of December 31, 2015, our total debt, including accrued interest and fees, was approximately $56 million.

Subject to the limits contained in our existing debt instruments, we may be able to incur substantial additional debt from time to time to finance working capital, capital expenditures, investments or acquisitions, or for other purposes. Due to the capital intensive nature of our business and our growth strategy, we expect that we will incur additional indebtedness in the future. If we do so, the risks related to our high level of debt could intensify. Specifically, our high level of debt could adversely affect our financial condition by, for example:

•	making it more difficult for us to satisfy our obligations with respect to our existing debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

14

•

requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings may be at variable rates of interest in the future;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors; and

•	increasing our cost of borrowing.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments on or refinance our debt obligations, depends on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to certain financial, business, legislative, regulatory and other factors beyond our control. We may be unable to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness, including the notes. We may not be able to affect any such alternative measures, if necessary, on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations.

Approximately $38.2 million in senior secured debt matured on February 15, 2016, and we do not have the resources necessary to pay this debt and we have been unable to find replacement financing. We are currently operating under a Forbearance Agreement with our lenders, but we may be forced to file for bankruptcy and/or liquidate our assets if we are unable to meet the terms of the agreement. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations – Loan Commitments – Financing Agreement; Amendments and Waivers" for more information regarding our Financing Agreement with our senior lenders and the related forbearance agreement that we entered into with our senior lenders.

We may need to raise additional funds to pursue our growth strategy, and we may be unable to raise capital when needed, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

From time to time we may seek additional equity or debt financing to provide for capital expenditures and working capital consistent with our growth strategy. In addition, if general economic, financial or political conditions in our markets change, or if other circumstances arise that have a material effect on our cash flow, the anticipated cash needs of our business as well as our belief as to the adequacy of our available sources of capital could change significantly. Any of these events or circumstances could result in significant additional funding needs, requiring us to raise additional capital to meet those needs. If financing is not available on satisfactory terms or at all, we may be unable to execute our growth strategy as planned and our results of operations may suffer.

The health of the economy in the channels we serve may affect consumer purchases of discretionary items such as lingerie, sexual health and wellness products, which could have a material adverse effect on our business, financial condition, profitability and cash flows. In addition, the recent global economic crisis and volatility in global economic conditions and the financial markets may adversely affect our business, financial condition, profitability, and cash flows.

Our results of operations may be materially affected by conditions in the global capital markets and the economy generally, both in the U.S. and internationally. Concerns over inflation, employment, tax laws, energy costs, healthcare costs, geopolitical issues, terrorism, the availability and cost of credit, the mortgage market, sovereign and private banking systems, sovereign deficits and increasing debt burdens and the real estate and other financial markets in the U.S. and Europe have contributed to increased volatility and diminished expectations for the U.S. and certain foreign economies. We appeal to a wide demographic consumer profile and offer an extensive selection of lingerie, sexual health and wellness products sold to retail consumers. Continued uncertainty in the economy could adversely impact consumer purchases of discretionary items across all of our product categories. Factors that could affect consumers' willingness to make such discretionary purchases include: general business conditions, levels of employment, interest rates, tax rates, the availability of consumer credit and consumer confidence in future economic conditions. In the event of a prolonged economic downturn or acute recession, consumer spending habits could be adversely affected and we could experience lower than expected net sales.

In addition, the recent global economic crisis and volatility and disruption to the capital and credit markets have had a significant, adverse impact on global economic conditions, resulting in recessionary pressures and declines in consumer confidence and economic growth. While these declines have moderated, the level of consumer spending is not where it was prior to the global recession, and economic conditions could lead to further declines in consumer spending in the future. Additionally, there can be no assurance that various governmental activities to stabilize the markets and stimulate the economy will restore consumer confidence or change spending habits. Reduced consumer spending could cause changes in customer order patterns and changes in the level of merchandise purchased by our customers, and may signify a reset of consumer spending habits, all of which may adversely affect our business, financial condition, profitability and cash flows.

Recent economic conditions have also resulted in a tightening of the credit markets, including lending by financial institutions, which is a source of capital for our borrowing and liquidity. This tightening of the credit markets has increased the cost of capital and reduced the availability of credit. Concern about the stability of the markets generally and the strength of counterparties specifically has led many lenders and institutional investors to reduce, and in some cases, cease to provide credit to businesses and consumers. These factors have led to a decrease in spending by businesses and consumers alike, and a corresponding decrease in global infrastructure spending. While global credit and financial markets appear to be recovering from extreme disruptions experienced over the past few years, uncertainty about continuing economic stability remains. It is difficult to predict how long the current economic and capital and credit market conditions will continue, the extent to which they will continue to recover, if at all, and which aspects of our products or business may be adversely affected. Current market and credit conditions could continue to make it more difficult for developers and landlords to obtain the necessary credit to build new retail centers. A significant decrease in new retail center development could limit our future growth opportunities as long as the aforementioned conditions exist.

Additionally, the general deterioration in economic conditions could adversely affect our commercial partners including our product vendors as well as the real estate developers and landlords who we rely on to construct and operate centers in which our stores are located. A bankruptcy or financial failure of a significant vendor or a number of significant real estate developers or shopping center landlords could have a material adverse effect on our business, financial condition, profitability, and cash flows.

We may be unable to compete effectively in our highly competitive markets.

The markets for lingerie, sexual health and wellness products are highly competitive with few barriers to entry. We compete against a diverse group of retailers, both small and large, including regional and national department stores, specialty retailers, drug stores, mass merchandisers, Internet businesses, and catalog retailers. We believe the principal bases upon which we compete are the breadth of merchandise, the quality of our customers' shopping experience and the convenience of our stores as one-stop destinations for lingerie, sexual health and wellness products and services. Many of our competitors are, and many of our potential competitors may be, larger and have greater financial, marketing and other resources and therefore may be able to adapt to changes in customer requirements more quickly, devote greater resources to the marketing and sale of their products, generate greater national brand recognition or adopt more aggressive pricing policies than we can. As a result, we may lose market share, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

If we are unable to stay abreast of trends in the lingerie, sexual health and wellness products market and react to changing consumer preferences in a timely manner, our sales will decrease.

We believe our success depends in substantial part on our ability to:

•	create a warm and welcoming retail environment for individuals and couples to explore sexual wellness;

•	recognize and define trends in lingerie, sexual health and wellness products;

•	anticipate, gauge and react to changing consumer demands in a timely manner;

•	translate market trends into appropriate, saleable product and service offerings in our stores in advance of our competitors;

•	source, develop and maintain vendor relationships that provide us access to the newest merchandise on reasonable terms; and

•	distribute merchandise to our stores in an efficient and effective manner and maintain appropriate in-stock levels.

If we are unable to anticipate and fulfill the merchandise needs of the regions in which we operate, our net sales may decrease and we may be forced to increase markdowns of slow-moving merchandise, either of which could have a material adverse effect on our business, financial condition, profitability and cash flows.

If we fail to retain our existing senior management team or attract qualified new personnel, such failure could have a material adverse effect on our business, financial condition, profitability and cash flows.

Our business requires disciplined execution at all levels of our organization. This execution requires an experienced and talented management team. Lisa Berman was appointed as our Chief Executive Officer upon the consummation of the reverse acquisition on December 31, 2014. Janet Mathews was appointed Chief Financial Officer of Christals Acquisition effective April 2014 and became our Chief Financial Officer upon the closing of the reverse acquisition, and Bob Patterson was appointed as the Chief Information Officer of Christals Acquisition effective January 2013, was promoted to Chief Operating Officer of Christals Acquisition in October 2014 and became our Chief Operating Officer upon the consummation of the reverse acquisition. If we were to lose the benefit of the experience, efforts and abilities of key executive personnel, it could have a material adverse effect on our business, financial condition, profitability and cash flows. Furthermore, our ability to manage our retail expansion will require us to continue to train, motivate and manage our associates. We will need to attract, motivate and retain additional qualified executive, managerial and merchandising personnel and store associates. Competition for this type of personnel is intense, and we may not be successful in attracting, assimilating and retaining the personnel required to grow and operate our business profitably.

Our comparable store sales and quarterly financial performance may fluctuate for a variety of reasons, which could result in a decline in the price of our common stock.

Our comparable store sales and quarterly results of operations have fluctuated in the past, and we expect them to continue to fluctuate in the future. A variety of factors affect our comparable store sales and quarterly financial performance, including:

•	general U.S. economic conditions and, in particular, the retail sales environment;

•	changes in our merchandising strategy or mix;

•	performance of our new and remodeled stores;

•	the effectiveness of our inventory management;

•	timing and concentration of new store openings, including additional human resource requirements and related pre-opening and other start-up costs;

•	cannibalization of existing store sales by new store openings;

•	levels of pre-opening expenses associated with new stores;

•	timing and effectiveness of our marketing activities;

•	seasonal fluctuations due to weather conditions; and

•	actions by our existing or new competitors.

Accordingly, our results for any one fiscal quarter are not necessarily indicative of the results to be expected for any other quarter, and comparable store sales for any particular future period may decrease. In that event, the price of our common stock would likely decline. For more information on our quarterly results of operations, see "Management's Discussion and Analysis of Financial Condition and Results of Operations."

We may not be able to sustain our growth plans and successfully develop and implement our long-range strategic and financial plan, which could have a material adverse effect on our business, financial condition, profitability and cash flows. In addition, we intend to continue to open new stores, which could strain our resources and have a material adverse effect on our business, financial condition, profitability and cash flows.

Our continued and future growth largely depends on our ability to implement our long-range strategic and financial plan and successfully open and operate new stores on a profitable basis. Our senior management is currently evaluating our long-range strategic and financial plan to align and prioritize our growth strategies, as well as additional investments that will be needed to support continued and future growth. There can be no assurance that we will be successful in implementing our growth plan or long-range strategic initiatives, and our failure to do so could have a material adverse impact on our business, financial condition, profitability and cash flows. During fiscal 2013, we opened 2 new stores and in fiscal 2014, we opened 5 new stores with a sixth store opened in March 2015. Due to operating shortfalls, one of the stores opened in 2014 was closed on February 29, 2016. We intend to continue to grow our number of stores for the foreseeable future. During fiscal 2014/2015, the average investment required to open a typical new store, including inventory, was approximately $260,000. Our continued expansion places increased demands on our financial, managerial, operational, supply-chain and administrative resources. For example, our planned expansion will require us to increase the number of people we employ as well as to monitor and upgrade our management information and other systems and our distribution infrastructure. These increased demands and operating complexities could cause us to operate our business less efficiently and could have a material adverse effect on our business, financial condition, profitability and cash flows.

A reduction in traffic to, or the closing of, the other destination retailers in the shopping areas where our stores are located could significantly reduce our sales and leave us with unsold inventory, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

As a result of our real estate strategy, most of our stores are located in off-mall shopping areas known as strip centers and power centers. Power centers typically contain three to five big-box anchor stores along with a variety of smaller specialty tenants and a strip center has two to six retail co-tenants. As a consequence of most of our stores being located in such shopping areas, our sales are derived, in part, from the volume of traffic generated by the other destination retailers and the anchor stores in the retail areas and power centers where our stores are located. Customer traffic to these shopping areas may be adversely affected by the closing of destination retailers or anchor stores, or by a reduction in traffic to such stores resulting from a regional or global economic downturn, a general downturn in the local area where our store is located, or a decline in the desirability of the shopping environment of a particular retail area. Such a reduction in customer traffic would reduce our sales and leave us with excess inventory, which could have a material adverse effect on our business, financial condition and results of operations. We may respond by increasing markdowns or initiating marketing promotions to reduce excess inventory, which would further decrease our gross profits and net income. This risk is more pronounced during the recent economic downturn that has resulted in a number of national retailers filing for bankruptcy or closing stores due to depressed consumer spending levels.

We may acquire entities with significant leverage, increasing the entity's exposure to adverse economic factors.

Our future acquisitions could include entities whose capital structures may have significant leverage. Although we will seek to use leverage in a manner we believe is prudent, any leveraged capital structure of such investments will increase the exposure of the acquired entity to adverse economic factors such as rising interest rates, downturns in the economy or deteriorations in the condition of the relevant entity or their industries. If an entity cannot generate adequate cash flow to meet its debt obligations, we may suffer a partial or total loss of capital invested in such entity. To the extent there is not ample availability of financing for leveraged transactions (e.g., due to adverse changes in economic or financial market conditions or a decreased appetite for risk by lenders); our ability to consummate certain transactions could be impaired.

We may not be able to successfully identify acquisition candidates or successfully complete desirable acquisitions.

In the past several years, we have completed multiple acquisitions and we intend to pursue additional acquisitions in the future. We actively review acquisition prospects, which would complement our existing lines of business, increase the size and geographic scope of our operations or otherwise offer growth and operating efficiency opportunities. There can be no assurance that we will continue to identify suitable acquisition candidates.

If suitable candidates are identified, sufficient funds may not be available to make such acquisitions. We compete against many other companies, some of which have greater financial and other resources than we do. Increased competition for acquisition candidates could result in fewer acquisition opportunities and higher acquisition prices. In addition, we are highly leveraged and the agreements governing our indebtedness contain limits on our ability to incur additional debt to pay for acquisitions. Additionally, the amount of equity that we can issue to make acquisitions or raise additional capital is severely limited. We may be unable to finance acquisitions that would increase our growth or improve our financial and competitive position. To the extent that debt financing is available to finance acquisitions, our net indebtedness could increase as a result of any acquisitions.

If we acquire any businesses in the future, they could prove difficult to integrate, disrupt our business or have an adverse effect on our results of operations.

Any acquisitions that we do make may be difficult to integrate profitably into our business and may entail numerous risks, including:

•	difficulties in assimilating acquired operations, stores or products, including the loss of key employees from acquired businesses;

•	difficulties and costs associated with integrating and evaluating the distribution or information systems and/or internal control systems of acquired businesses;

•	difficulties in competing with existing stores or business or diverting sales from existing stores or business;

•	expenses associated with the amortization of identifiable intangible assets;

•	problems retaining key technical, operational and administrative personnel;

•	diversion of management's attention from our core business, including loss of management focus on marketplace developments;

•	adverse effects on existing business relationships with suppliers and customers, including the potential loss of suppliers of the acquired businesses;

•	operating inefficiencies and negative impact on profitability;

•	entering geographic areas or channels in which we have limited or no prior experience; and

•	those related to general economic and political conditions, including legal and other barriers to cross-border investment in general, or by U.S. companies in particular.

In addition, during the acquisition process, we may fail or be unable to discover some of the liabilities of businesses that we acquire. These liabilities may result from a prior owner's noncompliance with applicable laws and regulations. Acquired businesses may also not perform as we expect or we may not be able to obtain the expected financial improvements in the acquired businesses.

If we are unable to profitably open and operate new stores, our business, financial condition and results of operations may be adversely affected.

Our future growth strategy depends in part on our ability to open and profitably operate new stores in existing and additional geographic areas. In the U.S., the capital requirements to open a new store, including inventory, average approximately $260,000. We may not be able to open all of the new stores we plan to open and any new stores we open may not be profitable, either of which could have a material adverse impact on our financial condition or results of operations. There are several factors that could affect our ability to open and profitably operate new stores, including:

•	the inability to identify and acquire suitable sites or to negotiate acceptable leases for such sites;

•	proximity to existing stores that may reduce the new store's sales or the sales of existing stores;

•	difficulties in adapting our distribution and other operational and management systems to an expanded network of stores;

•	the level of sales made through our internet channels and the potential that sales through our internet channels will divert sales from our stores;

•	the potential inability to obtain adequate financing to fund expansion because of our high leverage and limitations on our ability to issue equity under our credit agreements, among other things;

•	difficulties in obtaining any governmental and third-party consents, permits and licenses;

•	limitations on capital expenditures in our financing agreement with our senior creditors and in other credit agreements that we may enter into in the future; and

•	difficulties in adapting existing operational and management systems to the requirements of national or regional laws and local ordinances.

In addition, as we continue to open new stores, our management, as well as our financial, distribution and information systems, and other resources will be subject to greater demands. If our personnel and systems are unable to successfully manage this increased burden, our results of operations may be materially affected.

We have identified material weaknesses in our internal control over financial reporting. If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results and prevent fraud. As a result, current and potential stockholders could lose confidence in our financial statements, which would harm the trading price of our common stock.

Companies that file reports with the SEC, including us, are subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or SOX 404. SOX 404 requires management to establish and maintain a system of internal control over financial reporting and annual reports on Form 10-K filed under the Exchange Act to contain a report from management assessing the effectiveness of a company's internal control over financial reporting. Separately, under SOX 404, as amended by the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, public companies that are large accelerated filers or accelerated filers must include in their annual reports on Form 10-K an attestation report of their regular auditors attesting to and reporting on management's assessment of internal control over financial reporting. Non-accelerated filers and smaller reporting companies, like us, are not required to include an attestation report of their auditors in annual reports.

We are a smaller reporting company and, consequently, are not required to include an attestation report of our auditor in our annual report. However, if and when we become subject to the auditor attestation requirements under SOX 404, we can provide no assurance that we will receive a positive attestation from our independent auditors.

During its evaluation of the effectiveness of internal control over financial reporting as of December 31, 2015, management identified material weaknesses. These material weaknesses were associated with separation of duties, internal control process documentation and testing of controls, and uninstalled software updates. We are undertaking remedial measures, which measures will take time to implement and test, to address this material weakness. There can be no assurance that such measures will be sufficient to remedy the material weakness identified or that additional material weaknesses or other control or significant deficiencies will not be identified in the future. If we continue to experience material weaknesses in our internal controls or fail to maintain or implement required new or improved controls, such circumstances could cause us to fail to meet our periodic reporting obligations or result in material misstatements in our financial statements, or adversely affect the results of periodic management evaluations and, if required, annual auditor attestation reports. Each of the foregoing results could cause investors to lose confidence in our reported financial information and lead to a decline in our stock price.

We depend upon manufacturers who may be unable to provide products of adequate quality or who may be unwilling to continue to supply products to us.

We do not manufacture any products we sell, and instead purchase our products from manufacturers and private label fillers. Since we purchase products from many manufacturers and fillers under at-will contracts and contracts which can be terminated without cause upon 90 days' notice or less, or which expire without express rights of renewal, manufacturers and fillers could discontinue sales to us immediately or upon short notice. In lieu of termination, a manufacturer may also change the terms upon which it sells, for example, by raising prices or broadening distribution to third parties. For these and other reasons, we may not be able to acquire desired merchandise in sufficient quantities or on acceptable terms in the future.

Any significant interruption in the supply of products by manufacturers and fillers could disrupt our ability to deliver merchandise to our stores and customers in a timely manner, which could have a material adverse effect on our business, financial condition and results of operations.

Manufacturers and label fillers are subject to certain risks that could adversely impact their ability to provide us with their products on a timely basis, including inability to procure ingredients, industrial accidents, environmental events, strikes and other labor disputes, union organizing activity, disruptions in logistics or information systems, loss or impairment of key manufacturing sites, product quality control, safety, and licensing requirements and other regulatory issues, as well as natural disasters and other external factors over which neither they nor we have control. In addition, our operating results depend to some extent on the orderly operation of our receiving and distribution processes, which depend on manufacturers' adherence to shipping schedules and our effective management of our distribution facilities and capacity.

If a material interruption of supply occurs, or a significant manufacturer or filler ceases to supply us or materially decreases its supply to us, we may not be able to acquire products with similar quality as the products we currently sell or to acquire such products in sufficient quantities to meet our customers' demands or on favorable terms to our business, any of which could adversely impact our business, financial condition and results of operations.

If products sold by us are found to be defective in labeling or content, our credibility and that of the brands we sell may be harmed, marketplace acceptance of our products may decrease, and we may be exposed to liability in excess of our products liability insurance coverage and manufacturer indemnities.

We do not control the production process for the products we sell. We may not be able to identify a defect in a product we purchase from a manufacturer or label filler before we offer such product for resale. In many cases, we rely on representations of manufacturers and fillers about the products we purchase for resale regarding the composition, manufacture and safety of the products, as well as the compliance of our product labels with government regulations. Our sale of certain products exposes us to potential product liability claims, recalls or other regulatory or enforcement actions initiated by federal, state or foreign regulatory authorities or through private causes of action. Such claims, recalls or actions could be based on allegations that, among other things, the products sold by us are misbranded, contain contaminants or impermissible ingredients, provide inadequate instructions regarding their use or misuse, or include inadequate warnings concerning flammability or interactions with other substances. Claims against us could also arise as a result of the misuse by purchasers of such products or as a result of their use in a manner different than the intended use. We may be required to pay for losses or injuries actually or allegedly caused by the products we sell and to recall any product we sell that is alleged to be or is found to be defective.

Any actual defects or allegations of defects in products sold by us could result in adverse publicity and harm our credibility or the credibility of the manufacturer, which could adversely affect our business, financial condition and results of operations. Although we may have indemnification rights against the manufacturers of many of the products we distribute and rights as an "additional insured" under the manufacturers' insurance policies, it is not certain that any manufacturer or insurer will be financially solvent and capable of making payment to any party suffering loss or injury caused by products sold by us. Further, some types of actions and penalties, including many actions or penalties imposed by governmental agencies and punitive damages awards, may not be remediable through reliance on indemnity agreements or insurance. Furthermore, potential product liability claims may exceed the amount of indemnity or insurance coverage or be excluded under the terms of an indemnity agreement or insurance policy and claims for indemnity or reimbursement by us may require us to expend significant resources and may take years to resolve. If we are forced to expend significant resources and time to resolve such claims or to pay material amounts to satisfy such claims, it could have an adverse effect on our business, financial condition and results of operations.

We rely on our good relationships with vendors to supply lingerie, sexual health and wellness products on reasonable terms. If these relationships were to be impaired, or if certain vendors were to change their distribution model or are unable to supply sufficient merchandise to keep pace with our growth plans, we may not be able to obtain a sufficient selection or volume of merchandise on reasonable terms, and we may not be able to respond promptly to changing trends in lingerie, sexual health and wellness products, either of which could have a material adverse effect on our competitive position, business, financial condition, profitability and cash flows.

We have no long-term supply agreements or exclusive arrangements with vendors and, therefore, our success depends on maintaining good relationships with our vendors. Our business depends to a significant extent on the willingness and ability of our vendors to supply us with a sufficient selection and volume of products to stock our stores. Some of our vendors may not have the capacity to supply us with sufficient merchandise to keep pace with our growth plans. If we fail to maintain strong relationships with our existing vendors, or fail to continue acquiring and strengthening relationships with additional vendors of lingerie, sexual health and wellness products, our ability to obtain a sufficient amount and variety of merchandise on reasonable terms may be limited, which could have a negative impact on our competitive position.

Any material disruption of our information systems could negatively impact financial results and materially adversely affect our business operations, particularly during the holiday season.

We are increasingly dependent on a variety of information systems to effectively manage the operations of our growing store base and fulfill customer orders from our e-commerce business. Our current systems solution will not scale far beyond 50 stores. Management has identified a need to replace our enterprise resource planning solution to support long-term growth and to provide sufficient internal controls over financial reporting. This implementation is anticipated as a 2017 capital project. The failure of our information systems to perform as designed could have an adverse effect on our business and results of our operations. Any material disruption of our systems could disrupt our ability to track record and analyze the merchandise that we sell and could negatively impact our operations, shipment of goods, ability to process financial information and credit card transactions, and our ability to receive and process e-commerce orders or engage in normal business activities. Moreover, security breaches or leaks of proprietary information, including leaks of customers' private data, could result in liability, decrease customer confidence in our company, and weaken our ability to compete in the marketplace, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

Our e-commerce operations are increasingly important to our business and are an area that we believe can grow significantly in the future. The Lovers website serves as an effective extension of our marketing and prospecting strategies by exposing potential new customers to our brand, product offerings, and enhanced content. As the importance of our website and e-commerce operations to our business grows, we are increasingly vulnerable to website downtime and other technical failures. Our failure to successfully respond to these risks could reduce e-commerce sales and damage our brand's reputation.

We are subject to risks relating to our information technology systems, and any failure to adequately protect our critical information technology systems could have a material adverse effect on our operations. Cyber security breaches and other disruptions could compromise our information and expose us to liability, which would cause our business and reputation to suffer.

We rely on information technology systems across our operations, including for management, supply chain and financial information and various other processes and transactions. Our ability to effectively manage our business depends on the security, reliability and capacity of these systems. Information technology system failures, network disruptions or breaches of security could disrupt our operations, causing delays or cancellation of customer orders or impeding the manufacture or shipment of products, processing of transactions or reporting of financial results. An attack or other problem with our systems could also result in the disclosure of proprietary information about our business or confidential information concerning our customers or employees, which could result in significant damage to our business and our reputation.

In the ordinary course of our business, we collect and store sensitive data, including our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our customers and employees, in our data centers and on our networks. The secure processing, maintenance and transmission of this information is critical to our operations. Despite our security measures, our information technology and infrastructure may be vulnerable to attacks by hackers or breached due to employee error, malfeasance or other disruptions. Any such breach could compromise our networks and the information stored there could be accessed, publicly disclosed, lost or stolen. Any such access, disclosure or other loss of information could result in legal claims or proceedings, liability under laws that protect the privacy of personal information, disrupt our operations, damage our reputation, and cause a loss of confidence in our business, products and services, which could adversely affect our business, financial condition, profitability and cash flows.

Our e-commerce business may be unsuccessful.

We offer many of our lingerie, sexual health and wellness products for sale through our website and we expect to expand and further promote these offerings in the future. As a result, we encounter risks and difficulties frequently experienced by internet-based businesses, including risks related to our ability to attract and retain customers on a cost-effective basis and our ability to operate, support, expand and develop our internet operations, website and software and other related operational systems. Although we believe that our participation in both e-commerce and physical store sales is a distinct advantage for us due to synergies and the potential for new customers, supporting product offerings through both of these channels could create issues that have the potential to adversely affect our results of operations. For example, if our e-commerce business successfully grows, it may do so in part by attracting existing customers, rather than new customers, who choose to purchase products from us online rather than from our physical stores, thereby reducing the financial performance of our stores. In addition, offering different products through each channel could cause conflicts and cause some of our current or potential internet customers to consider competing distributors of lingerie, sexual health and wellness products. In addition, offering products through our internet channel could cause some of our current or potential vendors to consider competing internet offerings of their products either on their own or through competing distributors. As we continue to grow our e-commerce business, the impact of attracting existing rather than new customers, of conflicts between product offerings online and through our stores, and of opening up our channels to increased internet competition could have a material adverse impact on our business, financial condition, profitability and cash flows, including future growth.

If we are unable to protect our intellectual property rights, our brand and reputation could be harmed, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

We regard our trademarks, trade dress, copyrights, trade secrets, know-how and similar intellectual property as critical to our success. Our principal intellectual property rights include registered and common law trademarks on our names "Peekay," "Christals," "Conrev," "Condom Revolution," "Touch of Romance," "Lovers," "Lovers Package," "Sutera," and other marks incorporating these names, copyrights in our website content, rights to our domain name www.loverspackage.com and trade secrets and know-how with respect to our branded product formulations, product sourcing, sales and marketing and other aspects of our business. As such, we rely on trademark and copyright law, trade secret protection and confidentiality agreements with certain of our employees, consultants, suppliers and others to protect our proprietary rights. If we are unable to protect or preserve the value of our trademarks, copyrights, trade secrets or other proprietary rights for any reason, or if other parties infringe on our intellectual property rights, our brand and reputation could be impaired and we could lose customers.

We, as well as our vendors, are subject to laws and regulations that could require us to modify our current business practices and incur increased costs, which could have a material adverse effect on our business, financial condition, profitability and cash flows.

In the U.S. markets, numerous laws and regulations at the federal, state and local levels can affect our business. Legal requirements are frequently changed and subject to interpretation, and we are unable to predict the ultimate cost of compliance with these requirements or their effect on our operations. If we fail to comply with any present or future laws or regulations, we could be subject to future liabilities, a prohibition on the operation of our stores or a prohibition on the sale of our products. In particular, failure to adequately comply with the following legal requirements could have a material adverse effect on our business, financial condition, profitability and cash flows:

In March 2010, comprehensive healthcare reform legislation under the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act was passed and signed into law. These healthcare reform laws significantly expand healthcare coverage to many uninsured individuals and to those already insured. Due to their breadth and complexity and the staggered implementation and uncertain timing of these regulations and lack of interpretive guidance, it is difficult to predict the overall impact of these laws on our business over the coming years. Possible adverse effects include increased costs, exposure to expanded liability and requirements for us to revise the ways in which we conduct business. For example, the Patient Protection and Affordable Care Act has imposed new mandates on employers, including a requirement effective January 1, 2014 (which has been extended in certain respects to January 1, 2016 for employers with 50 to 99 full-time employees or to January 1, 2015 for employers with 100 or more full-time employees under U.S. Treasury Department and Internal Revenue Service regulations) to provide "creditable" health insurance to employees or pay a financial penalty. Given our current health plan design, and assuming the law is implemented without significant changes, these mandates could materially increase our costs. Moreover, if we choose to opt out of offering health insurance to our employees, we may become less attractive as an employer and it may be harder for us to compete for qualified employees. Additionally, because significant provisions of these healthcare reform laws will become effective on various dates over the next several years, future changes could significantly impact any effects on our business that we previously anticipated.

Our expanding workforce, growing in pace with our number of stores, makes us vulnerable to changes in labor and employment laws. In addition, changes in federal and state minimum wage laws and other laws relating to employee benefits could cause us to incur additional wage and benefits costs, which could hurt our profitability and affect our growth strategy.

As we grow the number of our stores in new cities and states, we are subject to local building codes in an increasing number of local jurisdictions. Our failure to comply with local building codes, and the failure of our landlords to obtain certificates of occupancy in a timely manner, could cause delays in our new store openings, which could increase our store opening costs, cause us to incur lost sales and profits, and damage our public reputation.

Ensuring compliance with local zoning and real estate land use restrictions across numerous jurisdictions is increasingly challenging as we grow the number of our stores in new cities and states. Our store leases generally require us to provide a certificate of occupancy with respect to the interior build out of our stores (landlords generally provide the certificate of occupancy with respect to the shell of the store and the larger shopping area and common areas), and while we strive to remain in compliance with local building codes relating to the interior build out of our stores, the constantly increasing number of local jurisdictions in which we operate makes it increasingly difficult to stay abreast of changes in, and requirements of, local building codes and local building and fire inspectors' interpretations of such building codes. Moreover, our landlords may be unable, due to the requirements of local zoning laws, to obtain in a timely manner a certificate of occupancy with respect to the shell of our stores and/or the larger shopping centers and/or common areas (which certificate of occupancy is required by local building codes for us to open our store), which would cause us in some instances to delay store openings. As the number of local building codes and local building and fire inspectors to which we and our landlords are subject to increases, we may be increasingly vulnerable to increased construction costs and delays in store openings caused by our or our landlords' compliance with local building codes and local building and fire inspectors' interpretations of such building codes, which increased construction costs and/or delays in store openings could increase our store opening costs, cause us to incur lost sales and profits, and damage our public reputation and could have a material adverse effect on our business, financial condition, profitability and cash flows.

Increases in the demand for, or the price of, raw materials used to build and remodel our stores could hurt our profitability.

The raw materials used to build and remodel our stores are subject to availability constraints and price volatility caused by weather, supply conditions, government regulations, general economic conditions and other unpredictable factors. As a retailer engaged in an active building and remodeling program, we are particularly vulnerable to increases in construction and remodeling costs. As a result, increases in the demand for, or the price of, raw materials could have a material adverse effect on our business, financial condition, profitability and cash flows. We expect the net investment to open a new store in 2016 to increase due to increases in material and labor costs resulting from a stronger commercial and residential building environment compared to the last several years.

Use of social media may adversely impact our reputation or subject us to fines or other penalties.

There has been a substantial increase in the use of social media platforms, including blogs, social media websites, and other forms of internet-based communications, which allow individuals access to a broad audience of consumers and other interested persons. Negative commentary regarding us or the products we sell may be posted on social media platforms and similar devices at any time and may be adverse to our reputation or business. Customers value readily available information and often act on such information without further investigation and without regard to its accuracy. The harm may be immediate without affording us an opportunity for redress or correction.

We also use social media platforms as marketing tools. For example, we maintain Facebook, Twitter, Google+, Instagram and Pinterest accounts. As laws and regulations rapidly evolve to govern the use of these platforms and devices, the failure by us, our employees or third parties acting at our direction to abide by applicable laws and regulations in the use of these platforms and devices could adversely impact our business, financial condition, profitability and cash flows, or subject us to fines or other penalties.

Litigation costs and the outcome of litigation could have a material adverse effect on our business and any loss contingency accruals may not be adequate to cover actual losses.

From time to time we may be subject to litigation claims through the ordinary course of our business operations regarding, but not limited to, employment matters, security of consumer and employee personal information, contractual relations with suppliers, marketing and infringement of trademarks and other intellectual property rights. Litigation to defend ourselves against claims by third parties, or to enforce any rights that we may have against third parties, may be necessary, which could result in substantial costs and diversion of our resources, causing a material adverse effect on our business, financial condition, profitability and cash flows. We establish accruals for potential liability arising from legal proceedings when potential liability is probable and the amount of the loss can be reasonably estimated based on currently available information. We may still incur legal costs for a matter even if we have not accrued a liability. In addition, actual losses may be higher than the amount accrued for a certain matter, or in the aggregate. An unfavorable resolution of a legal proceeding or claim could materially adversely impact our business, financial condition, profitability and cash flows.

Management does not believe the nature of any pending legal proceeding will have a material adverse effect on our business, financial condition, profitability and cash flows. However, management's assessment may change at any time based upon the discovery of facts or circumstances that are presently not known to us. Therefore, there can be no assurance that any pending or future litigation will not have a material adverse effect on our business, financial condition, profitability and cash flows.

We are a holding company with no operations of our own, and we depend on our subsidiaries for cash.

We are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries. Our operations are conducted almost entirely through our subsidiaries, and our ability to generate cash to meet our obligations or to pay dividends is highly dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans. The ability of our subsidiaries to generate sufficient cash flow from operations to allow us and them to make scheduled payments on our obligations will depend on their future financial performance, which will be affected by a range of economic, competitive and business factors, many of which are outside of our control. We cannot assure you that the cash flow and earnings of our operating subsidiaries will be adequate for our subsidiaries to service their debt obligations. If our subsidiaries do not generate sufficient cash flow from operations to satisfy corporate obligations, we may have to: undertake alternative financing plans (such as refinancing), restructure debt, sell assets, reduce or delay capital investments, or seek to raise additional capital. We cannot assure you that any such alternative refinancing would be possible, that any assets could be sold, or, if sold, of the timing of the sales and the amount of proceeds realized from those sales, that additional financing could be obtained on acceptable terms, if at all, or that additional financing would be permitted under the terms of our various debt instruments then in effect. Our inability to generate sufficient cash flow to satisfy our obligations, or to refinance our obligations on commercially reasonable terms, would have an adverse effect on our business, financial condition and results of operations.

Furthermore, we and our subsidiaries may incur substantial additional indebtedness in the future that may severely restrict or prohibit our subsidiaries from making distributions, paying dividends or making loans to us.

As an "Emerging Growth Company" under the JOBS Act, we are permitted to rely on exemptions from certain disclosure requirements.

We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

Until such time, however, we cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our share price may be more volatile.

Our business is seasonal and our first and fourth quarters contribute a disproportionate amount of our net revenue and cash flow, and any factors negatively impacting us during our first and fourth quarters could reduce our net revenue and cash flow, leaving us with excess inventory and making it more difficult for us to finance our capital requirements.

We have experienced, and expect to continue to experience, substantial seasonal fluctuations in our net sales and operating results, which are typical of many specialty retailers and common to most retailers generally. Significant portions of our net sales and profits are realized during the fourth quarter of the fiscal year due to the holiday selling season. To a lesser extent, our business is also affected by Valentine's Day, which occurs during our first quarter. Any decrease in sales during these higher sales volume periods could have an adverse effect on our business, financial condition, or operating results for the entire fiscal year. Our quarterly results of operations have varied in the past and are likely to do so again in the future. Any factors negatively affecting us during the first or last quarter of our fiscal year, including unfavorable economic or weather conditions, could have a material adverse effect on our financial condition and results of operations, reducing our cash flow, leaving us with excess inventory and making it more difficult for us to finance our capital requirements

Risks Related To Our Common Stock

The market price for our common stock may be volatile, and an investor may not be able to sell our stock at a favorable price or at all.

The market price of our common stock is likely to fluctuate significantly from time to time in response to factors including:

•	differences between our actual financial and operating results and those expected by investors;

•	fluctuations in quarterly operating results;

•	our performance during peak retail seasons such as the holiday season;

•	market conditions in our industry and the economy as a whole;

•

changes in the estimates of our operating performance or changes in recommendations by any research analysts that may follow our stock in the future or any failure to meet the estimates made by research analysts that issue research reports on our company in the future;

•	investors' perceptions of our prospects and the prospects of the lingerie, sexual health and wellness products market;

•	the performance of our key vendors;

•	announcements by us, our vendors or our competitors of significant acquisitions, divestitures, strategic partnerships, joint ventures or capital commitments;

•	introductions of new products or new pricing policies by us or by our competitors;

•	stock transactions by our principal stockholders;

•	recruitment or departure of key personnel; and

•	the level and quality of securities research analyst coverage, if any, for our common stock.

In addition, public announcements by our competitors, other retailers and vendors concerning, among other things, their performance, strategy, or accounting practices could cause the market price of our common stock to decline regardless of our actual operating performance.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not applicable.

ITEM 2. PROPERTIES.

All of our retail stores and our corporate offices are leased or subleased. Our retail stores are predominantly located in convenient, high-traffic, locations such as strip centers and power centers. Our typical store is approximately 3,500 square feet. Most of our retail store leases provide for a fixed minimum annual rent and generally have a five-year initial term with options for two or three extension periods of five or three years each, exercisable at our option. As of December 31, 2015, we operated 48 retail stores in 6 states, as shown in the table below:

State	Number of Stores
Washington	20
California	17
Texas	5
Tennessee	3
Oregon	2
Iowa	1
Total:	48

On March 1, 2016, we closed our Santa Monica, California store.

Our principal executive office is located at 901 West Main Street, Suite A, Auburn, Washington 98001. The lease for the executive office expires on March 31, 2019. We have a total of 10,110 square feet of space at our executive office.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business.

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

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Market Information

Our Common Stock is currently eligible to be quoted on the OTC Bulletin Board under the symbol "PKAY." However, there is currently no trading market for our Common Stock and there is no assurance that a regular trading market will ever develop. OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers. OTC Bulletin Board issuers are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

Approximate Number of Holders of Our Common Stock

As of April 14, 2016, there were approximately 28 holders of record of our common stock. This number excludes the shares of our common stock owned by stockholders holding stock under nominee security position listings.

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

Securities Authorized for Issuance under Equity Compensation Plans

We did not have in effect any compensation plans under which our equity securities were authorized for issuance and did not have any outstanding stock options during the 2015 fiscal year.

Recent Sales of Unregistered Securities

We did not sell any equity securities during the 2015 fiscal year that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the 2015 fiscal year.

Purchases of Equity Securities

No repurchases of our common stock were made during the fourth quarter of 2015.

ITEM 6. SELECTED FINANCIAL DATA.

Consolidated Statements of Operations Data:

(Dollars in Thousands)

	Fiscal Year December 31,
	2015	2014

Net revenue	$41,417	$39,625
Cost of goods sold	14,825	13,740
Gross profit	26,592	25,884
Selling, general & administrative expense	20,984	20,964
Depreciation and amortization	4,296	2,199
Impairment expense	40,585	-
Operating income (loss)	(39,274)	2,722
Interest and other expense	7,215	6,702
Income tax expense	202	202
Net loss	$(46,691)	$(4,182)

Other Financial and Operating Data:

(Dollars in Thousands)

	Fiscal Year December 31,
	2015	2014

EBITDA(1)	$5,314	$4,852
EBITDA margin(2)	12.8%	12.3%
Adjusted EBITDA(3)	$6,406	$6,812
Adjusted EBITDA margin(4)	15.5%	17.2%

Other operating data:
Number of stores, beginning of period	47	44
Number of stores, end of period	48	4
Average selling square footage per store	3,362	3,388

	As of December 31,
	2015	2014
Balance Sheet Data (5):
Cash and cash equivalents	$899	$1,127
Total assets	8,570	52,433
Total liabilities	61,223	58,475
Total stockholders' equity (deficit)	(52,653)	(6,042)

_______________
(1)	We define EBITDA as net income before interest expense, income taxes and depreciation and amortization expenses. See "-Reconciliation of Non-GAAP Financial Measures".

(2)	We define EBITDA margin as EBITDA divided by revenue. See "-Reconciliation of Non-GAAP Financial Measures".

(3)	We define Adjusted EBITDA as EBITDA as further adjusted for those items deemed outside of the scope of normal operating costs. See "-Reconciliation of Non-GAAP Financial Measures".

(4)	We define Adjusted EBITDA Margin as Adjusted EBITDA divided by revenue. See "-Reconciliation of Non-GAAP Financial Measures".

(5)	The Company recorded goodwill impairment of $40,585,386 as of December 31, 2015.

Reconciliation of Non-GAAP Financial Measures

We report our financial results in accordance with U.S. generally accepted accounting principles, or GAAP. To supplement this information, we also use non-GAAP financial measures in this prospectus, including EBITDA, and EBITDA margin, Adjusted EBITDA and Adjusted EBITDA margin. EBITDA is calculated as net income before interest expense, income taxes and depreciation and amortization expenses. EBITDA margin represents EBITDA divided by revenue.

Adjusted EBITDA is calculated as EBITDA as further adjusted for those items deemed outside of the scope of normal operating costs. These include management fees paid to certain shareholders and lender groups; store opening and closure costs; acquisition and transaction costs; board advisory fees; non-cash compensation expense; and other non-cash or non-operating expenses detailed in the table below.

The following table provides a reconciliation of our net loss to EBITDA and Adjusted EBITDA for the periods presented:

	Year Ended December 31,
	2014	2013

Net loss	$(46,690,915)	$(4,181,890)
Interest expense	6,921,609	6,633,536
Depreciation and amortization	4,295,628	2,198,852
Goodwill impairment expense	40,585,386	-
Income tax expense	202,123	202,000

EBITDA	5,313,831	4,852,498
EBITDA margin	12.8%	12.3%

Management fees	276,736	926,869
Store opening and closure costs	41,979	390,737
Acquisition and integration costs	293,553	167,760
Non-operating professional fees and expenses	480,362	120,346
Non-cash compensation expense	-	353,334

Adjusted EBITDA	$6,406,461	$6,811,544
Adjusted EBITDA margin	15.5%	17.2%

EBITDA and Adjusted EBITDA eliminate the effect of items that we do not consider indicative of our normalized operating performance. Management believes that such supplemental financial measures, when viewed with our results of operations in accordance with GAAP and our reconciliation of Adjusted EBITDA to our net loss, provide additional information to investors about certain material non-cash items and items that may not accurately reflect our core operating performance. By providing these non-GAAP financial measures, we believe we are enhancing investors' understanding of our business, our results of operations and our core profitability, as well as assisting investors in evaluating how well we are executing strategic initiatives. We believe EBITDA, Adjusted EBITDA and EBITDA/Adjusted EBITDA margin are used by investors as supplemental measures to evaluate the overall performance of other companies in our industry. Management uses these measurements to evaluate the performance and effectiveness of our operational strategies and to provide a more consistent and uniform way to evaluate ongoing financial performance.

EBITDA and Adjusted EBITDA are supplemental measures of operating performance that do not represent, and are not a replacement for the net loss reported in compliance with GAAP in our Consolidated Statements of Operations. Our calculation of EBITDA, Adjusted EBITDA and EBITDA/Adjusted EBITDA margin may not be comparable to similar metrics reported by other companies. Our presentation of such measures should not be construed as an inference that our future results will be unaffected by these items.

EBITDA and Adjusted EBITDA have limitations as analytical tools, and should always be considered as part of an overall evaluation of financial performance that includes our full Statement of Operations, prepared in accordance with GAAP, and Peekay Boutiques, Inc.'s audited historical financial statements. Some of the limitations of relying on EBITDA and Adjusted EBITDA are:

•	EBITDA and Adjusted EBITDA does not reflect the interest expense of, or the cash requirements necessary to service interest or principal payments on our debt;

•	EBITDA and Adjusted EBITDA does not reflect income tax payments that may represent a reduction in cash;

•

EBITDA and Adjusted EBITDA does not take into consideration that, although depreciation and amortization are non-cash charges, the assets being depreciated and amortized may have to be replaced in the future;

•	EBITDA and Adjusted EBITDA do not reflect our cash expenditures or future requirements for capital expenditures or for cash to meet future contractual obligations; and

•

The adjustments reflected to reconcile EBITDA and Adjusted EBITDA to our net loss may differ from those utilized by other companies in their calculations. These differences may reduce the usefulness of EBITDA and Adjusted EBITDA as a comparative measure.

Because of these limitations, EBITDA and Adjusted EBITDA should be considered in light of other financial information contained in this prospectus and in our historical audited financial statements that has been prepared in compliance with GAAP.

Not applicable.

We are a "smaller reporting company" as defined by the rules of the Securities and Exchange Commission. As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following management's discussion and analysis should be read in conjunction with our financial statements and the notes thereto and the other financial information appearing elsewhere in this report. In addition to historical information, the following discussion contains certain forward-looking information. See "Special Note Regarding Forward Looking Statements" above for certain information concerning those forward looking statements. Our financial statements are prepared in U.S. dollars and in accordance with United States generally accepted accounting principles.

All share and per share information in this report has been adjusted to give retroactive effect to a one-for-six reverse stock split that was effective on October 28, 2015.

Overview

Based on our management's belief and experience in the industry, we believe we are a leading specialty retailer of lingerie, sexual health and wellness products. Our company was founded in 1982 in Auburn, Washington by a mother and daughter team with a focus on creating a comfortable and inviting store environment catering to women and couples. We are dedicated to creating both a place and attitude of acceptance and education for our customers. Today, our company is a leader in changing the perception of sexual wellness throughout the United States with 48 locations across 6 states.

Our stores offer a broad selection of lingerie, sexual health and wellness products and accessories. We offer over 5,000 stock keeping units, or SKUs. We strive to create a visually inspiring environment at our stores and employ highly trained, knowledgeable sales staff, which ensures that our customers leave our stores enlightened by new information, great ideas and fun products.

Our mission is to provide a warm and welcoming retail environment for individuals and couples to explore sexual wellness.

Principal Factors Affecting our Financial Performance

Our operating results are primarily affected by the following factors:

•	Current economic conditions and their impact on customer spending levels;

•	Our current leverage ratio and minimum liquidity and our ability to continue to obtain waivers from our lenders as needed or to refinance our existing indebtedness;

•	Competition;

•	Effectiveness of our customer acquisition and retention marketing programs;

•	The sourcing and introduction of new products and brands;

•	Maintenance and/or enhancement of our current vendor relationships and product margins;

•	Our ability to respond on a timely basis to changes in consumer preferences and/or the marketplace;

•	The location, timing and number of new stores; and

•	Our ability to increase traffic, conversion and the average ticket value in our existing stores.

Results of Operations

Comparison of Fiscal Years Ended December 31, 2015 and 2014

The following table sets forth key components of our results of operations for the fiscal years ended December 31, 2015 and 2014.

	Fiscal Year Ended December 31, 2015		Fiscal Year Ended December 31, 2014
	Amount (in thousands)	Percentage of Revenue	Amount (in thousands)	Percentage of Revenue
Net revenue	$41,417	100.0	$39,625	100.0
Cost of goods sold	14,825	35.8	13,740	34.7
Gross profit	26,592	64.2	25,885	65.3
Selling, general & administrative expense	20,984	50.7	20,964	52.9
Depreciation and amortization	4,296	10.4	2,199	5.5
Goodwill impairment expense	40,585	98.0	-	-
Operating income	(39,274)	(94.8)	2,722	6.9
Interest expense and other	7,215	17.4	6,702	16.9
Income tax expense	202	0.5	202	0.5
Net loss	$(46,691)	(112.7)	$(4,182)	(10.5)

Net revenue. For the fiscal year ended December 31, 2015, net revenue increased $1.8 million, or 4.5% to $41.7 million, as compared to the same period in 2014. Our same store sales increased $1.2 million, or 3.1%, to $39.8 million, for the fiscal year ended December 31, 2015 as compared to the same period in 2014. For the purpose of calculating our same store sales metrics, we compare the current period sales for stores open for 14 months or longer as of the last day of a month with the sales for these stores for the comparable period in the prior fiscal year.

During fiscal years 2014 and 2015, we opened six new stores. Revenue generated by these stores increased by $0.9 million or 423% to $1.1 million for the fiscal year ended December 31, 2015, as compared to the same period in 2014.

Gross profit. Gross profit for the fiscal year ended December 31, 2015 was $26.6 million, an increase of $0.7million or 2.7% over the same period in 2014. Gross profit, expressed as a percentage of net revenue, declined 110 basis points from 65.3% for the fiscal year ended December 31, 2014 to 64.2% for the fiscal year ended December 31, 2015, due to changes in product assortment associated with our revised media strategy, a reduction in the number of products in our private label program, and higher discounting and promotional activities in our new stores.

Selling, general and administrative expense. For the fiscal year ended December 31, 2015, selling, general and administrative expenses totaled $21.0 million, an increase of $20,000 over the same period in 2014. As a percentage of revenue, selling, general and administrative expenses declined 220 basis points from 52.9% in 2014 to 50.7% in 2015.

Depreciation and amortization. Depreciation and amortization for the fiscal year ended December 31, 2015 was $4.3 million, $2.2 million higher than for the same period in 2014, primarily due to an increase in the amortization of fees and expenses associated with our senior credit facility.

Goodwill impairment expense. At December 31, 2015, we recorded a $40.6 million goodwill impairment charge, resulting from our inability to raise additional capital or refinance our senior loan facility, which matured on February 15, 2016.

Interest and tax expense. Interest expense for the fiscal year ended December 31, 2015 and 2014 was $7.2 million and $6.7 million, respectively. Income tax expense was $202,000 for both the fiscal year ended December 31, 2015 and 2014.

Net loss. As a result of the foregoing, the net loss for the fiscal year ended December 31, 2015 was $46.7 million, as compared to $4.2 million for the same period in 2014.

Liquidity and Capital Resources

As of December 31, 2015, we had cash and cash equivalents of $0.9 million. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

(In Thousands)

	Fiscal Year Ended December 31,
	2015	2014
Net cash (used) in operating activities	$553	$(517)
Net cash used in investing activities	(112)	(1,121)
Net cash provided by financing activities	(669)	(541)
Net (decrease) in cash and cash equivalents	(228)	(2,179)
Cash and cash equivalents at beginning of the year	1,127	3,306
Cash and cash equivalent at end of the year	$899	$1,127

Operating activities. Operating activities consist of net income, adjusted for certain non-cash items, including depreciation and amortization, and the effect of changes in working capital. We provided $0.5 million in cash from operating activities during fiscal year 2015 and used $0.5 million in cash from operations during the fiscal year ended December 31, 2014, to fund a portion of the net cash losses of $1.4 and $1.6 million, respectively.

Investing activities. We have used cash primarily to make acquisitions, and to remodel and build new stores. During the fiscal year ended December 31, 2015, we used $0.1 million for leasehold improvements and equipment for our new store in Valencia, California. During the same period in 2014, we used $1.1million for new store construction, remodels, and equipment purchases.

Financing activities. During the fiscal year ended December 31, 2015, we used approximately $0.7 million in cash from financing activities due to waiver fees paid to the senior facility lenders. In fiscal year 2014, we paid $0.4 million in merger transaction costs and $0.2 million in loan waiver fees.

Loan Commitments

As of December 31, 2015, the amount, maturity date and term of each of our notes payable are as follows:

Notes Payable	Amount	Maturity Date	Interest Rate	Duration
Financing Agreement - Tranche A	$27.0 million	December 27, 2015	12%	3 years
Financing Agreement - Tranche B	$11.2 million	December 27, 2015	15%	3 years
Christals Seller Notes	$3.4 million	January 9, 2017	12%	4.25 years
Peekay Seller Notes	$9.3 million	December 31, 2016	9% on $6 million and 12% on $3.3 million	4 years

Under the Ninth Amendment and Forbearance Agreement entered into on February 26, 2016, the interest rates on both the Tranche A and Tranche B debt is increased by 2% per annum to 14% and 17%, respectively.

Financing Agreement; Amendments and Waivers

On December 31, 2012, our subsidiaries, Christals Acquisition, Peekay Acquisition and the subsidiaries of Christals Acquisition and Peekay Acquisition, as the borrowers and guarantors, entered into a financing agreement with Cortland Capital Marketing Services, LLC, as collateral agent for the several secured lenders.

The lenders made a term loan to the borrowers initially in the aggregate principal amount of $38,215,939, consisting of a tranche A term loan for the principal amount of $27,000,000, which expires on December 27, 2015, and bears interest at a rate of 12% per annum, and a tranche B term loan for the principal amount of $11,215,930, which expires on December 27, 2015, and bears interest at a rate of 15% per annum. The maturity date of the loans made under the financing agreement was extended to February 15, 2016 pursuant to the eighth amendment to the financing agreement, which is described below. The proceeds of the loans were used to repay then existing indebtedness, to finance a portion of the purchase price payable in connection with our acquisition of Peekay and ConRev, to fund working capital requirements and to pay fees and expenses related to the Peekay and ConRev acquisition.

This debt matured on February 15, 2016, and we do not have the resources necessary to pay this debt and we have been unable to find replacement financing. We are currently operating under a forbearance agreement with our lenders, which is described below, but we may be forced to file for bankruptcy and/or liquidate our assets if we are unable to meet the terms of the forbearance agreement.

Our subsidiaries paid the following fees in connection with the financing agreement:

•	An underwriting fee equal to 2% of the term A loan amount and 3% on the total term B loan amount;

•	An administrative fee of 0.24% of the average aggregate principal balance of the loans outstanding paid each quarter; and

•	A quarterly administrative fee of $15,000.

The financing agreement contains several financial covenants and other affirmative and negative covenants, including, without limitation, the following:

•

A requirement to maintain a leverage ratio during each fiscal quarter of the loan, which leverage ratio is 3.00:1.00 for the fiscal quarter ended December 31, 2015, where leverage ratio is defined as the ratio of (a) aggregate principal amount of the term A loans and term B loans outstanding and the aggregate principal amount of any other loans outstanding under the financing agreement to (b) the twelve trailing month consolidated EBITDA for such period;

•

A requirement to have liquidity of not less than $1,500,000, where liquidity is defined as cash of Peekay Acquisition and its subsidiaries that is unrestricted less payables of Peekay Acquisition and its subsidiaries aged 60 days or greater and held checks of Peekay Acquisition and its subsidiaries at such time;

•	A requirement to provide financial reports and other information to the lenders and to permit the lenders to inspect and audit our business;

•	A requirement to maintain a key man life insurance policy for $2,000,000 on the life of our Chief Executive Officer.

•	A restriction on incurring any liens on the property and other assets of the borrowers;

•	A restriction on incurring any indebtedness other than specified permitted indebtedness described in the financing agreement;

43

•

A restriction on winding up, liquidating our business, merging or consolidating with another person or selling or licensing all or any part of its business other than sales of inventory in the ordinary course of business subject to the other limitations in the financing agreement, licensing on a nonexclusive basis of intellectual property rights in the ordinary course of business, dispositions of cash and cash equivalents in the ordinary course of business and in a manner not prohibited by the financing agreement, leasing or subleasing of assets in the ordinary course of business, disposing of obsolete or worn-out equipment in the ordinary course of business with certain limitations, and selling or otherwise disposing of other property or assets for cash in an aggregate amount not less than the fair market value of such property or assets with certain limitations;

•	A restriction on making changes in the nature of our business;

•	A restriction on making loans, advances or investments except for certain specified permitted investments;

•	A restriction on the types of leases that can be entered into;

•	A restriction on amount of capital expenditures that can that can be made in any fiscal quarter, which for fiscal year 2015 is $1,000,000 plus any carryover amount relating to prior fiscal quarters;

•	A restriction on entering into transactions with affiliates with certain exceptions;

•

A restriction on the borrowers paying dividends (other than dividends payable in equity interests) or other distributions, making repurchases or redemptions of equity interests, making any payment or retiring any warrants, options or other similar rights, or paying any management fees other than paying dividends or distributions necessary to cover tax obligations, if there is no event of default, paying dividends or distributions sufficient to pay accrued and unpaid interest on the Peekay and Christals seller notes with certain specified limitations, and so long as there is no event of default, paying dividends or distributions for payment of permitted management fees;

•	A restriction on the borrowers or guarantors issuing equity interests with certain exceptions;

•	A restriction on amending the terms of, or prepaying, any indebtedness;

•

A restriction on (a) the number of new stores that the borrowers may open that is limited to five new stores in the aggregate, provided that the borrowers may thereafter open up follow-on stores if the first five stores had gross sales of at least $40,000 per month and a minimum of 30% store level EBITDA (after certain adjustments) on average and over a period of six consecutive calendar months (such test being referred to as the last store test) and the first five stores and all such follow-on stores on average satisfy the last store test, (b) the size of new stores, which cannot exceed 3,500 square feet or have an opening budget of more than $175,000 or rent payable in excess of $35 per square foot, and (c) the overall opening of stores to no more than 20 stores in any calendar year with the ability to carryover to the next year any shortfall in aggregate store openings; and

•

A restriction on the borrowers' ability to acquire inventory to the extent that after acquiring such inventory the aggregate value (based on cost) of total inventory owned by the borrowers would exceed (i) the historical seasonally adjusted store-level stock amount of $175,000, multiplied by (ii) the number of stores expected to be in operation on the last business day of the current calendar month.

The obligations of the borrowers under the financing agreement are guaranteed by Christals Acquisition, LLC and all its subsidiaries as guarantors.

Although our company, Peekay Boutiques, Inc., is not a party to the financing agreement, since we are a holding company and do not have any material assets or operations other than ownership of equity interests of our subsidiaries, who are all parties to the financing agreement as either borrowers or guarantors, as a practical matter, we are restricted by the terms of the financing agreement. Our operations are conducted almost entirely through our subsidiaries, and our ability to generate cash to meet our obligations or to pay dividends to our shareholders is highly dependent on the earnings of, and receipt of funds from, our subsidiaries through dividends or intercompany loans. The financing agreement restricts the circumstances under which our subsidiaries may pay dividends to us or make intercompany loans to us.

During 2014, we obtained three covenant waivers through amendments to our financing agreement with our secured lenders, dated March 31, 2014, September 30, 2014 and December 31, 2014. These waivers covered covenant requirements through April 30, 2015. We obtained a fourth covenant waiver on June 30, 2015, for the period ending September 30, 2015 and, a fifth covenant waiver on October 31, 2015 for the period ending November 30, 2015. We obtained a sixth covenant waiver on November 30, 2015 for the period ending December 27, 2015 and a seventh covenant waiver on December 16, 2015 for the period ending December 31, 2015.

At the same time we entered into the fifth amendment to the financing agreement to obtain the fifth covenant waiver, we also entered into a sixth amendment to our financing agreement. The sixth amendment will only become effective if we close our proposed underwritten public offering as described in the Company's registration statement on Form S-1 (Registration No. 333-203870), or the Public Offering, and satisfy the other conditions to the sixth amendment, which are described below. We refer to the date that the sixth amendment becomes effective as the sixth amendment effective date. On the sixth amendment effective date the financing agreement will be further modified as follows:

•

The maturity date will be extended to the earliest of (i) the third anniversary of the sixth amendment effective date, (ii) the date on which the loans under the financing agreement otherwise become due and payable in accordance with the terms of the financing agreement, and (iii) the date that payment in full of all obligations under the financing agreement and termination of all commitments occurs;

•

The original leverage ratio requirement under the financing agreement will be modified to (i) reduce the numerator of the ratio by the amount of liquidity as of the last day of the applicable period, and (ii) change the leverage ratio requirement to be, for any period of four fiscal quarters measured as of the end of any fiscal quarter, no greater than 3.50:1.00;

•	Provisions for requesting certain additional term loans under the financing agreement will be deleted;

45

•

The applicable interest rate for loans under the financing agreement will be amended for Term A Loans to be 8.75% from the sixth amendment effective date up to the first anniversary thereof, 10.75% from the first anniversary of the sixth amendment effective date up to the second anniversary of the sixth amendment effective date, 12.75% from the second anniversary of the sixth amendment effective date until the final maturity date, and for Term B Loans to be 9.75% from the sixth amendment effective date up to the first anniversary thereof, 11.75% from the first anniversary of the sixth amendment effective date up to the second anniversary of the sixth amendment effective date, and 13.75% from the second anniversary of the sixth amendment effective date until the final maturity date;

•

The exit fee required by the fifth amendment to the financing agreement will be amended so that it becomes due on the earlier to occur of (A) the final maturity date, (B) the date which all of the other obligations are repaid or required to be repaid in full in cash, and (C) the date that our company receives net cash proceeds of at least $20,000,000 from the public offering of our company's common stock (including the Public Offering). Once the accrued and unpaid exit fee is paid, it will be deemed satisfied in full and no additional amounts attributable to the exit fee will accrue or be payable;

•

We agreed to pay to the administrative agent a nonrefundable fee, or the bridge exit fee, for the account of each consenting lender, accruing (i) on the sixth amendment effective date in an amount equal to 1.50% of the aggregate principal amount of the outstanding loans of such consenting lender (after giving effect to the prepayment of Term A Loans contemplated under the sixth amendment to the financing agreement as described below), (ii) on the first anniversary of the sixth amendment effective date in an amount equal to 2.50% of the aggregate principal amount of the loans outstanding as of such anniversary, and (iii) on the second anniversary of the sixth amendment effective date in an amount equal to 3.50% of the aggregate principal amount of the loans outstanding as of such anniversary. The bridge exit fee would be due on the earliest to occur of (A) the final maturity date, and (B) the date which all of the other obligations are repaid or required to be repaid in full in cash;

•

The negative covenant relating to capital expenditures will be amended so that our subsidiaries can make capital expenditures up to the following limits: $2,400,000 for any fiscal quarter during the period January 1, 2016 - December 31, 2016, $3,140,000 for any fiscal quarter during the period January 1, 2017 - December 31, 2017, and $4,300,000 for any fiscal quarter during the period January 1, 2018 - December 31, 2018;

•	The negative covenant regarding the opening of new stores will be deleted;

•	The conditions to the effectiveness of the sixth amendment to the financing agreement include, among others, the following:

•

Upon the closing of the Public Offering we must prepay not less than $16,000,000 of Term A Loans, together with accrued and unpaid interest on the amount prepaid and we must also pay certain accrued and unpaid fees owed to the secured lenders.

•	Our outstanding seller notes must be converted into common stock on terms and conditions satisfactory to the origination agent; and

•

We must pay to the administrative agent for the ratable benefit of each consenting lender an amendment fee in an amount equal to 1.0% of the aggregate principal amount of the loans outstanding as of the sixth amendment effective date (after giving effect to the prepayment described above).

On December 16, 2015, we entered into the eighth amendment to the financing agreement. The eighth amendment extends the final maturity date of the financing agreement to February 15, 2016, in order to allow for the completion of the Public Offering. The eighth amendment also waives, until February 15, 2016, any noncompliance due to (a) the payment to Christals Management, LLC of quarterly management fees in advance, rather than arrears from January 2013 through June 2015, and (b) failure to meet the required leverage ratio and minimum equity covenants set forth in the financing agreement.

An amendment fee equal to 0.50% of the aggregate principal amount of the outstanding loans will be payable on the earlier of the final maturity date and the date on which all the loan obligations are repaid or must be repaid, and the borrowers must pay a $150,000 legal expense advance. The eighth amendment also proscribes payment of accrued, unpaid management fees until the earlier of the final maturity date or the date on which all the loan obligations are repaid or must be repaid, except that upon the closing of a qualified public offering, including the Public Offering, we may pay management fees of $325,000 to CP IV SPV, LLC.

On February 26, 2016, we and certain of the Company's senior secured lenders, who we refer to as the Consenting Term A Lenders, entered into the Forbearance and Ninth Amendment Agreement, which we refer to as the Ninth Amendment. The Ninth Amendment further amends the financing agreement as described below.

Under the Ninth Amendment, among other things, we and our subsidiaries, who we refer to as the Loan Parties, agreed (a) that on or before February 29, 2016, we would grant to the Consenting Term A Lenders warrants to purchase up to an aggregate of 2.5% of the common shares of our company on a fully diluted basis and (b) to enter into a non-binding term sheet with respect to a Step Two Restructuring Transaction by March 15, 2016, which we refer to as the Step Two Restructuring Term Sheet. A Step Two Restructuring Transaction is generally defined in the Ninth Amendment as an out-of-court restructuring on terms and conditions acceptable to the Consenting Term A Lenders or a pre-arranged Chapter 11 bankruptcy on terms and conditions acceptable to the Consenting Term A Lenders.

On March 14, 2016, counsel to the Consenting Term A Lenders confirmed by email correspondence on behalf of the Consenting Term A Lenders that the Consenting Term A Lenders agreed to a ten-day extension of the deadline to grant the Warrants and enter into the Step Two Restructuring Term Sheet until March 24, 2016. This extension is conditioned on the agreement by the Company and the Loan Parties of the following conditions, which conditions were accepted by the Company and the other Loan Parties:

•

The Company must appoint an independent director (the "Independent Director") nominated by the Consenting Term A Lenders to the Board of Directors of the Company and the applicable equivalent Board of each of the Company's subsidiaries. On February 22, 2016, the Loan Parties appointed Matthew R. Kahn as independent director in satisfaction of this requirement. See Item 5.02 of this current report.

•

The Company must adopt a policy (the "Board Policy") of (i) scheduling meetings of the Board of Directors at least every two weeks from and after February 22, 2016 and until the Term A Loans and Term B Loans (each as defined in the Financing Agreement) have been indefeasibly paid in full in cash or otherwise restructured in a manner acceptable to the Consenting Term A Lenders, (ii) requiring management to present the Board of Directors of the Company with frequent updates as to the condition of the business and the status of the milestones described in the Ninth Amendment, and (iii) requiring management to provide prompt responses to the questions of any member of the Board of Directors. The Company adopted the Board Policy on February 24, 2016 in satisfaction of this requirement.

•	The Loan Parties must enter into deposit account control agreements requested by the Consenting Term A Lenders. The Loan Parties expect that they will be able to comply with this requirement.

•

The Loan Parties must retain an investment bank acceptable to the Consenting Term A Lenders on terms and conditions acceptable to the Consenting Term A Lenders, to advise the Loan Parties in connection with a Qualified Refinancing and/or Qualified Private Sale. A Qualified Refinancing is generally defined in the Ninth Amendment as a refinancing transaction resulting in cash proceeds that are sufficient to pay all obligations of the Term A Lenders or that is otherwise acceptable to the Consenting Term A Lenders and the Independent Director and a Qualified Private Sale is generally defined in the Ninth Amendment as a sale of all or a portion of the Loan Parties that results in net proceeds that are sufficient to pay all obligations of the Term A Lenders or that is otherwise acceptable to the Consenting Term A Lenders and the Independent Director. The Company engaged an investment bank on February 22, 2016 in satisfaction of this requirement.

•

The Loan Parties must provide the collateral agent and the Consenting Term A Lenders with an updated perfection certificate on or before February 29, 2016. The Company expects to deliver a perfection certificate on February 29, 2016.

•

The Company must issue warrants to the Consenting Term A Lenders for the purchase of up to an aggregate of 2.5% of the common shares of the Company on a fully diluted basis. The Company expects to issue the warrants within the next several days in satisfaction of this requirement.

•

The Loan Parties must pay an amendment fee to each Consenting Term A Lender equal to 0.25% of the aggregate principal amount of such Consenting Term A Lender's outstanding loans (both Term A Loans and Term B Loans). The Loan Parties paid the amendment fee in satisfaction of this requirement.

•

The Company and Loan Parties must pay the reasonable fees and expenses of counsel and other costs and expenses requested by the Consenting Term A Lenders and up to $15,000 in costs and expenses to the Term B Lenders. The Loan Parties have paid a $150,000 retainer to the counsel of the Consenting Term A Lenders, as required.

•

The Loan Parties must enter into a non-binding term sheet, on terms and conditions that are acceptable to the Consenting Term A Lenders, with respect to a Step Two Restructuring Transaction by March 15, 2016. A Step Two Restructuring Transaction is general defined in the Ninth Amendment as an out-of-court restructuring on terms and conditions acceptable to the Consenting Term A Lenders or a pre-arranged Chapter 11 bankruptcy on terms and conditions acceptable to the Consenting Term A Lenders. The Loan Parties expect that they will be able to comply with this requirement.

48

•

The Company is required to consummate before April 15, 2016 a Step One Restructuring Transaction, which consists of either an initial public offering where the allocation of proceeds is approved by the Consenting Term A Lenders and the Independent Director, a Qualified Refinancing, or a Qualified Private Sale, as described above. If a Step One Restructuring Transaction has not been consummated on or before April 15, 2016, the Company and the holders of at least two-thirds of the aggregate principal amount of the Company's outstanding subordinated seller notes (the "Seller Notes") must enter into a restructuring support agreement in form and substance acceptable to the Consenting Term A Lenders in order to implement the Step Two Restructuring Transaction. The Company intends to use its commercially reasonable efforts to seek to accomplish a Step One Restructuring Transaction before the April 15, 2016 deadline.

•

Starting on February 15, 2016, the Loan Parties must pay interest at the default rate under the Financing Agreement (generally equal to the applicable rate plus 2.00%). This default interest must be paid in cash to the Term A Lenders, and accrued and added to the principal balance for Term B Loans. The Loan Parties intend to comply with this requirement.

•

Upon request by the Consenting Term A Lenders, the existing engagement letter between the Loan Parties and the consulting firm engaged to provide a chief restructuring officer must be amended to include additional services and responsibilities requested by the Consenting Term A Loans which are consistent with the fiduciary duties of the Company and the Loan Parties. Upon the request of the Consenting Term A Lenders, the Company will comply with this requirement.

•

The Loan Parties must provide cash forecasts starting February 29, 2016 and every twenty days after the last day of each calendar month for the upcoming 13-week period. Starting March 16, 2016, the Loan Parties must also provide a bi-weekly report stating their actual cash receipts and disbursements for the immediately preceding week and a reconciliation between actual and projected cash receipts and disbursements and explanation for causes for variations. The Company intends to comply with this requirement and does not expect any compliance issues with respect to the same.

•

The Loan Parties are prohibited from making any cash payments for accrued and unpaid interest on or principal of the Seller Notes. The Company intends to comply with this requirement and does not expect any compliance issues with respect to the same.

•

Unless a Step One Restructuring Transaction or a Step Two Restructuring Transaction has occurred or the Term A Loans and the Term B Loans have been paid in full in cash or otherwise restructured in a manner acceptable to the Consenting Term A Lenders prior to the first to occur of a Termination Event or the outside date of July 31, 2016, the Company must deliver the membership interests of Christals Acquisition, LLC to the collateral agent of for further distribution to the Term A Lenders and Term B Lenders in a manner consistent with the Financing Agreement. A Termination Event is generally defined in the Ninth Amendment as a default or event of default other than the Specified Defaults, a failure to comply with the other requirements of the Ninth Amendment, the pursuit of an alternative transaction that is inconsistent with the Ninth Amendment as determined by the Consenting Term A Lenders, the breach of any representation or warranty in the Ninth Amendment and certain other breaches or defaults specified in the Ninth Amendment. The Company expects that a Step One Restructuring Transaction or a Step Two Restructuring Transaction will occur prior to a Termination Event or the July 31, 2016 outside date, however, if the same does not occur, then the Company intends to comply with this requirement.

On March 14, 2016, counsel to the Consenting Term A Lenders confirmed by email correspondence on behalf of the Consenting Term A Lenders that the Consenting Term A Lenders agreed to a ten-day extension of the deadline to grant the Warrants and enter into the Step Two Restructuring Term Sheet until March 24, 2016. This extension is conditioned on the agreement by the Company and the Loan Parties of the following conditions, which conditions were accepted by the Company and the other Loan Parties:

1.

The Company and its subsidiaries will not amend the compensation arrangements of their key employees, executives, officers and directors without the prior written consent of the Consenting Term A Lenders.

2.

Upon receipt of Indication of Interest letters or other communications from third parties with respect to a potential Step One Restructuring Transaction (as defined in the Ninth Amendment), all such communications will be promptly provided to the Consenting Term A Lenders and their counsel.

3.

In addition to the requirement in Section 3(e) of the Forbearance Agreement for periodic updates, the Consenting Term A Lenders may from time to time contact executives, officers and directors of the Company and its subsidiaries to discuss the business of the Company and its subsidiaries and their ongoing restructuring efforts.

On March 24, 2016, counsel to the Consenting Term A Lenders confirmed by email correspondence on behalf of the Consenting Term A Lenders that the Consenting Term A Lenders agreed to further extend the deadline to grant the warrants and enter into the Step Two Restructuring Term Sheet until March 30, 2016.

On March 31, 2016, counsel to the Consenting Term A Lenders confirmed by email correspondence on behalf of the Consenting Term A Lenders that the Consenting Term A Lenders agreed to further extend the deadline to grant the warrants and enter into the Step Two Restructuring Term Sheet until April 11, 2016. After April 11, 2016, this extension will automatically renew unless the Company receives 24 hours' notice from the Consenting Term A Lenders of the termination of the extension. The Company agreed to the following conditions:

1.	On or before the close of business on April 1, 2016, the Company shall make an interest payment to the Term A Lenders in the amount of $325,500.

2.

On or before the close of business on April 1, 2016, the Company shall wire $75,000 to counsel to the Consenting Term A Lenders, as a retainer pursuant to the terms of the Engagement Letter dated as of January 27, 2016 between counsel to the Consenting Term A Lenders, the Company and the Consenting Term A Lenders. As previously reported by the Company in a current report on Form 8-K filed with the SEC on February 26, 2016, the Company was required to agree to pay the reasonable fees and expenses of counsel to the Consenting Term A Lenders under the Ninth Amendment.

3.

No further extension shall be provided unless the Company shall have entered into an engagement letter with a Chief Restructuring Officer on or before April 11, 2016, which engagement letter shall be in form and substance acceptable to the Consenting Term A Lenders.

Counsel to the Consenting Term A Lenders also confirmed by email correspondence that its clients will not require the Company to make further administrative agent fee payments to Cortland Capital Market Services LLC until a further agreement has been reached as to its fee.

There can be no assurance that we will be able to obtain additional waivers, or that we will continue to be in compliance with the terms and conditions of the agreements with our secured and other lenders. If we fail to obtain waivers or default on our secured debt, then our lenders may be able to accelerate such debt or take other action against us, which would have material adverse consequences on our financial condition and our ability to continue to operate.

Debt Conversion Agreement

On November 17, 2015, we entered into a debt conversion agreement with the holders of the Peekay and Christals seller notes. These creditors provided partial seller financing associated with the acquisition of the Peekay and Christals stores in the form of $12.7 million in notes payable. The terms of these notes allow for unpaid interest to be added to the principal (PIK interest) on a quarterly basis, and as of October 31, 2015, the total amount owing, including the PIK interest, was $15.6 million. The holders of the seller notes have agreed to convert this amount into 1,944,204 shares of common stock at the closing of the Public Offering (or in the case of the Christals seller notes after January 1, 2016, but before the later of January 15, 2016 or the date of the closing of the Public Offering). Accrued interest at October 31, 2015 was approximately $229,000, and interest on these notes will continue to accrue in accordance with the terms of the notes, at a rate of approximately $4,614 per diem, until the closing of the offering, at which time it will be paid in full in cash (with interest on the Christals seller notes being paid after January 1, 2016, but before the later of January 15, 2016 or the date of the closing of the Public Offering). The debt conversion agreement may be terminated by either the written agreement of the creditors and our company or by either us or a creditor (as to itself but no other creditor) upon written notice to the other, if the Public Offering is not consummated by 6:30 p.m. Pacific time on February 15, 2016.

Pursuant to the debt conversion agreement we also agreed that we would take any action that may be reasonably necessary to cause Phyllis Heppenstall to be appointed or elected to our board of directors upon the closing of the Public Offering.

We also granted to the holders of the Peekay and Christals seller notes through the debt conversion agreement piggyback and demand registration rights covering the shares of common stock issuable to them upon conversion of their notes.

Recent Events

We filed a Certificate of Change pursuant to Section 78.209 of the Nevada Revised Statutes with the Secretary of State of the State of Nevada to effect a one-for-six reverse stock split of our authorized and issued and outstanding common stock. Pursuant to the filing of the Certificate of Change, the reverse split became effective after the close of trading on October 28, 2015, or the record date.

The reverse split was duly approved by our Board of Directors without shareholder approval, in accordance with the authority conferred by Section 78.207 of the Nevada Revised Statutes. The Certificate of Change effected the Reverse Split at on the Record Date and was deemed to amend our articles of incorporation to decrease the authorized number of shares of the Company's Common Stock from 300,000,000 shares to 50,000,000 shares.

Pursuant to the reverse split, holders of our common stock will be deemed to hold one (1) whole post-split share of our common stock for every six whole shares of our issued and outstanding Common Stock held immediately prior to the record date. No fractional shares of our common stock will be issued in connection with the reverse split. Shareholders who are entitled to a fractional post-split share will receive in lieu thereof one (1) whole post-split share.

We entered into the fifth amendment, sixth amendment, seventh amendment, eighth amendment, and ninth amendment to our financing agreement with our secured lenders on October 31, 2015, November 19, 2015, November 30, 2015, December 16, 2015, and February 26, 2016 respectively. For a description of the material terms of these amendments see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Agreement; Amendments and Waivers." Also, on November 17, 2015, we entered into a debt conversion agreement with the holders of our seller notes. For a description of the material terms of the debt conversion agreement see "Item 7 - Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Debt Conversion Agreement."

On November 19, 2015, our subsidiary, Peekay Acquisition, entered into a termination agreement with our consultants, Christals Management, LLC and CP IV SPV, LLC. The termination agreement terminates the advisory agreement between these consultants and Peekay Acquisition, dated December 31, 2012, effective as of the closing of the Public Offering. Upon the closing of the Public Offering we will be required to pay the consultants all accrued, but unpaid, fees then owed to the consultants under the advisory agreement and to reimburse the consultants for any unreimbursed expenses through the date of the closing of the Public Offering. After the closing of the Public Offering, we will have no further obligations under the advisory agreement.

Obligations Under Material Contracts

Except with respect to the loan obligations disclosed above, and the minimum amounts due under various lease arrangements for our stores, corporate headquarter and warehouse (which are more fully described in Note 5 of each of the audited and unaudited consolidated financial statements contained herein), we have no material obligations to pay cash or deliver cash to any other party.

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

Going Concern

Our auditor has raised substantial doubt about our ability to continue as a going concern.Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During 2014 and 2015, we incurred net losses of $4.2 million and $46.7 million (including a $40.6 million goodwill impairment charge), respectively. Our net losses are largely a result of interest expense on the approximately $51 million of debt, which exceeds the operating profits generated through the operations of our business. Approximately $38.2 million in senior secured debt matured on February 15, 2016, and we do not have the resources necessary to pay this debt and we have been unable to find replacement financing. We are currently operating under a Forbearance Agreement with our lenders, but we may be forced to file for bankruptcy and/or liquidate our assets if we are unable to meet the terms of the agreement. Our ability to continue our operations and execute our business plan is dependent on our ability to refinance this debt and/or to raise sufficient capital to pay this debt and other obligations as they come due (or are extended through a refinancing) and to provide sufficient capital to operate our business as contemplated. If we are unable to refinance our existing senior debt or raise equity capital we may have to cease operations and liquidate our assets and the holders of our equity may lose all or a significant portion of the value of their equity.

Emerging Growth Company

We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•

comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

In addition, Section 107 of the JOBS Act also provides that an emerging growth company can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. In other words, an emerging growth company can delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have elected to take advantage of the benefits of this extended transition period. Our financial statements may therefore not be comparable to those of companies that comply with such new or revised accounting standards.

We will remain an "emerging growth company" for up to five years, or until the earliest of (i) the last day of the first fiscal year in which our total annual gross revenues exceed $1 billion, (ii) the date that we become a "large accelerated filer" as defined in Rule 12b-2 under the Securities Exchange Act of 1934, which would occur if the market value of our common stock that is held by non-affiliates exceeds $700 million as of the last business day of our most recently completed second fiscal quarter or (iii) the date on which we have issued more than $1 billion in non-convertible debt during the preceding three year period.

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

Cash and Cash Equivalents

All short-term investments with original maturities of three months or less at date of purchase are considered cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. The Company maintains its cash in bank deposit accounts at high credit quality financial institutions. At times, the balances maintained with Wells Fargo Bank exceed federally insured limit of $250,000 per accountholder. The Company also maintains a certain amount of cash on hand at the retail store locations. The Company has not experienced any significant losses with respect to its cash.

Receivables

Receivables consist primarily of amounts receivable from vendors and a wholesale trade account. These receivables are computed based on provisions of the vendor agreements in place and the Company's completed performance. The Company's vendors are primarily U.S. based producers of consumer products, from whom the Company purchases resale product inventory. The Company does not require collateral on its receivables and does not accrued interest. Credit risk with respect to receivables is limited due to the nature of the relationship with the vendors.

Inventory

Inventory consists of merchandise acquired for resale and is valued at the lower of cost or market, with cost determined on a FIFO basis, and includes costs to purchase and distribute the goods, net of any markdowns or volume discounts. The Company maintains reserves for potential obsolescence and shrinkage.

Vendor Allowances

The Company receives allowances from vendors in the normal course of business, including markdown allowances, purchase volume discounts and rebates, and other merchandise credits. Vendor allowances are recorded as a reduction of the vendor's product cost and are recognized in cost of sales as the product is sold.

Fair Value of Financial Instruments

The Company's management believes the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value due to their short maturity.

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

Deferred Rent

Many of the Company's operating leases contain predetermined fixed increases of the minimum rental rate during the lease. For these leases, the Company recognizes the related rental expense on a straight-line basis over the expected lease term and records the difference between the amounts charged to expense and the rent paid as deferred rent. The lease term commences on the earlier of the date when the Company becomes legally obligated for rent payments or the date the Company takes possession of the leased space. As part of many lease agreements, the Company receives construction allowances for landlords for tenant improvements. These leasehold improvements made by the Company are capitalized and amortized over the shorter of the lease term or 15 years. The construction allowances are recorded as deferred rent and amortized on a straight-line basis over the lease term as a reduction of rent expense.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance. Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required.

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

At December 31, 2015, we took a $40.6 million goodwill impairment charge.

Finance Costs, Net

The Company is party to debt agreements that contain non-interest fees and expenses, such as underwriting and covenant waiver fees. These fees are accrued as incurred and amortized over the life of the financing agreement.

Revenue Recognition

The Company derives revenues from sale of merchandise and upon the following: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

Cost of Goods Sold

Cost of goods sold consists primarily of the merchandise cost of products sold, including inbound freight, duties and packaging

Advertising / Marketing

Advertising costs are charged to expense when incurred. The Company's advertising method is primarily direct mail, media (print, radio, television, and theater advertisements), billboards, and customer recommendations.

Selling, general and administrative expenses

Selling, general and administrative expenses includes payroll, bonus and benefit costs for retail and corporate employees; advertising and marketing costs; occupancy costs; and general expenses for the operation of our retail stores and corporate offices; insurance expense; professional and management services and fees. It also includes store pre-opening and remodeling expenses.

Recent Accounting Pronouncements

See Note 2 to each of the audited and unaudited consolidated financial statements of Christals Acquisition included elsewhere in this report.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

We are a "smaller reporting company" as defined by the rules of the Securities and Exchange Commission. As a smaller reporting company, we are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

The full text of our audited consolidated financial statements as of December 31, 2015 and 2014 begins on page F-1 of this report.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Ms. Lisa Berman, and Chief Financial Officer, Ms. Janet Mathews, of the effectiveness of the design and operation of our disclosure controls and procedures, as of December 31, 2015. Based upon, and as of the date of this evaluation, Mmes. Berman and Mathews determined that, because of the material weaknesses described below, our disclosure controls and procedures were not effective.

Notwithstanding management's assessment that our internal control over financial reporting was ineffective as of December 31, 2015 due to the material weaknesses described below, we believe that the consolidated financial statements included in this report correctly present our financial condition, results of operations and cash flows for the fiscal years covered thereby in all material respects.

Management's Annual Report on Internal Control over Financial Reporting

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

Our management evaluated the effectiveness of our internal control over financial reporting as of December 31, 2015. In making this evaluation, management used the framework established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or COSO. The COSO framework summarizes each of the components of a company's internal control system, including (i) the control environment, (ii) risk assessment, (iii) control activities, (iv) information and communication, and (v) monitoring. Based on our evaluation, we determined that, as of December 31, 2014, our internal control over financial reporting was not effective because of the material weaknesses in our internal control over financial reporting described below.

Material weaknesses associated with separation of duties, uninstalled software updates, internal control process documentation and testing of controls exists as of December 31, 2015.

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

Because the Company is a smaller reporting company, this annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm.

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

Other than in connection with the implementation of the remedial measures described above, there have been no changes in our internal control over financial reporting during the fourth quarter of fiscal year 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION.

We have no information to disclose that was required to be disclosed in a report on Form 8-K during the fourth quarter of fiscal year 2015 and through the filing of this Form 10-K, but was not reported.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Name	Age	Position

Lisa Berman	62	Chief Executive Officer and President
Janet Mathews	60	Chief Financial Officer, Treasurer and Secretary
Bob Patterson	53	Chief Operating Officer
Martin Walker	45	Vice President, Marketing and Visual Merchandising
David Leigh	52	Vice President, Retail
George Williams	61	Vice President, Merchandising and Inventory
Ellery W. Roberts	46	Chairman
Edward Tobin	59	Director
David Aho	33	Director
Matthew Kahn	56	Director

Lisa Berman became our Chief Executive Officer and President on December 31, 2014, when we completed our reverse acquisition of Christals Acquisition. Prior to becoming our Chief Executive Officer and President, from August 2012 Ms. Berman was the Founder and Principal of Insights, a consulting business she established in 2005 to focus on assisting businesses in growth, turnaround and investing activities, and, from 2013-2014, provided advisory services to the Board of Directors of Christals Acquisition. During and prior to her time with Insights, she held contract executive positions as well as advised and consulted on multifaceted businesses. From July 2008 to August 2012, Ms. Berman was the Chief Executive Officer and Director of Jimmyjane, a multi-channel design and manufacturing startup leading sexual health and wellness into the mainstream. Ms. Berman left the Chief Executive Officer role at Jimmyjane in August 2012, and maintained the Director role through transition until September 2013. Prior to Jimmyjane, Ms. Berman held a Chief Executive Officer role at Hallmark Cards, The Picture People, and executive roles for The Limited, Pottery Barn, Guess? (NYSE: GES), and Victoria's Secret. Ms. Berman has spent over 20 years in the retail industry specializing in high growth, and turnaround experience with specialty consumer brands. During her career, she has opened hundreds of retail stores and has demonstrated a unique talent to replicate the distinct brand experience in each location while defining the store environment with a strong focus on the sales organization to be customer-centric. Ms. Berman has been an advisor to Christal's Acquisition, since 2013.

Janet Mathews became our Chief Financial Officer, Treasurer and Secretary on December 31, 2014, when we completed our reverse acquisition of Christals Acquisition. Ms. Mathews has also been the Chief Financial Officer of our subsidiary, Christals Acquisition, since April 2014. Ms. Mathews has over 15 years of experience as a public and private company chief financial officer, particularly in direct to consumer retail and e-commerce businesses, operating in the wellness/healthy living and lifestyle sectors. Prior to joining Christals Acquisition, Ms. Mathews was the Chief Financial Officer for GreatOutdoors/Altrec.com from 2010 through March 2014, an e-commerce/retail company providing high-quality outdoor and active apparel and gear online. From 2006 through 2009, she was the Chief Financial Officer and Treasurer for Pharmaca Integrative Pharmacy, Inc., a retail chain delivering natural health and wellness products. From 1996 to 2006, Ms. Mathews served as Chief Financial and Administrative Officer and VP of Business Development for Gaiam, Inc., a consumer lifestyle company, specializing in wellness, fitness and environmental products, content, and services. During her tenure with Gaiam, the company completed an initial public offering, two follow-on offerings and several private financing transactions, as well over 20 merger and acquisition transactions. Ms. Mathews has extensive experience in identifying and driving strategic growth opportunities, while streamlining systems, processes and operations to improve efficiency and profitability.

Bob Patterson has served as our Chief Operating Officer since December 31, 2014, when we completed our reverse acquisition of Christals Acquisition. Mr. Patterson is a senior leader with over 25 years of experience in operations and IT management. He served as Chief Information Officer of Peekay, Inc., one of our subsidiaries, from January 2013 to May 2014, and has been Chief Operating Officer of Peekay, Inc. since May 2014. He has also been the General Manager and Chief Information Officer of our subsidiary, Christals Acquisition, since October 2012. Prior to joining Christals Acquisition, from March 2010 to September 2012, Mr. Patterson served as an Operating Partner for private equity with Blacksteet Capital. From February 2010 to March 2011, he was also an IT Steering Committee/IT & Operations Consultant for Moosejaw Outfitters, an outdoor specialty retailer. From 1999 to 2009, Mr. Patterson served as the Chief Operating Officer/Chief Information Officer for Warren National University. Mr. Patterson's experience includes senior leadership in brick-and-mortar and e-commerce retail, online learning, manufacturing and banking. Mr. Patterson draws upon this diverse background to lead organizational growth by empowering good people with efficient processes and strong technology. Mr. Patterson earned a Bachelors Degree from the University of California, San Diego in 1985.

Martin Walker has served as our Vice President, Marketing and Visual Merchandising since July 1, 2014. Mr. Walker has also been leading Peekay's marketing efforts as its Vice President of Marketing, Visual Merchandising, and Interactive Media since February 2014, and as Director of Marketing, Visual Merchandising and Interactive Media since he joined the company in January 2011. Walker previously held director- and executive-level positions with the Seattle Sonics & Storm, professional basketball teams from December 1996 until January 2006, and Tully's Coffee, a retailer of handcrafted coffee from January 2006 until October 2010, including Vice President of Marketing an Merchandising, and Vice President of Retail Operations, and has over 20 years of experience in marketing, merchandising and retail. Blending a unique combination of creativity and analytical talent, his approach to marketing includes highly compelling brand messaging married with data-driven decision-making.

David Leigh has served as our Vice President, Retail since July 1, 2014. Mr. Leigh brings over 15 years of experience to Peekay. Mr. Leigh joined our subsidiary, Peekay, in August 2009 as our Director of Retail Sales and leads a strong team of seven district managers and over 350 sales associates. Mr. Leigh is a lifelong retailer, having held Sales and HR Management positions for Nordstrom, Macy's (1980-86), and Pier 1 Imports (2008-09) and was a Vice President of Retail for Shane Co, a regional jewelry retailer during the period from 1986 to 2006. Mr. Leigh earned his undergraduate degree in Business Administration from Gonzaga University in 1986. He completed continuing education in Strategic Retail Management and Leadership at The Kennedy School of Government, Harvard University. In addition, he holds a certificate in Organizational Development from The Mountain States Employment Council.

George Williams became our Vice President of Merchandising and Inventory on November 4, 2013. Mr. Williams is a merchant and supply chain executive who has developed a broad range of skills that are focused on bringing products from concept to consumer, profitably and at a low cost. He has led multiple teams of professionals in large organizations as well as in smaller formats. Typically in a vice president role, Mr. Williams has been successful providing strong leadership, training, and direction. He is recognized as a collaborative partner and has been successful at eliminating silos and creating synergies among cross-functional teams. Unique in his background, Mr. Williams has led merchant and supply chain organizations supporting both store (brick and mortar) and direct to consumer (e-commerce and catalog) businesses. Mr. Williams previously served as VP of Inventory Management for each of Williams Sonoma/Pottery Barn (1994-2004), Cost Plus World Market (2004-2007) and The Sharper Image (2008-2010). Following his employment with The Sharper Image, Mr. Williams acted as an independent consultant for various different companies from May 2010 until he joined Peekay in November 2013. Mr. Williams earned a B.S. in Accounting from San Jose State University and an MBA in Finance from the University of Southern California.

Ellery W. Roberts has served as our Chairman of the Board since December 31, 2014, when we completed our reverse acquisition of Christals Acquisition. He has also been the Chairman of our subsidiary, Christals Acquisition, since December 31, 2012. Mr. Roberts brings over 20 years of private equity investing experience to our company. Mr. Roberts has been the Chairman and Chief Executive Officer 1847 Holdings LLC, a public reporting company, since its inception on January 22, 2013. Mr. Roberts has also been a director of Western Capital Resources, Inc., a public company (OTQQB: WCRS), since May 2010. In July 2011, Mr. Roberts formed The 1847 Companies LLC, a company which is no longer active, where he began investing his own personal capital and capital of high net worth individuals in select transactions. Through The 1847 Companies LLC, Mr. Roberts has operated as a fundless sponsor, covering the transaction pursuit cost and raising capital on the basis of his own personal investment. Prior to forming The 1847 Companies LLC, Mr. Roberts was the co-founder and was co-managing principal from October 2009 to June 2011of RW Capital Partners LLC, the recipient of a "Green Light" letter from the U.S. Small Business Administration (SBA) permitting RW Capital Partners LLC to raise capital in pursuit of the SBA Small Business Investment Company license with the preliminary support of the SBA. Mr. Roberts was a founding member of Parallel Investment Partners, LP (formerly SKM Growth Investors, LP), or Parallel, a Dallas-based private equity fund focused on re-capitalizations, buyouts and growth capital investments in lower middle market companies throughout the United States. During his tenure at Parallel, Mr. Roberts held the position of Managing Director from January 2004 to September 2009, Vice President from January 2003 to December 2003 and Senior Associate from January 2000 to December 2002. Mr. Roberts was responsible for approximately $400 million in invested capital across two funds. Also during his tenure with Parallel, Mr. Roberts sat on the boards of Environmental Lighting Concepts, Hat World Corporation, Senex Financial Corporation, Builders TradeSource Corporation, Action Sports, Weisman Discount Home Centers, Winnercom, Mealey's Furniture, Regional Management Corporation, Marmalade Cafes, and Diesel Service and Supply (all of which are private companies). Prior to Parallel, Mr. Roberts was a Vice President with Lazard Group LLC (NYSE: LAZ), or Lazard, from July 1997 to December 2000. While at Lazard, he focused on and also gained experience in the home building, health care, retail, industrial and lodging sectors. Prior to joining Lazard in 1997, Mr. Roberts was a Senior Financial Analyst with Colony Capital, Inc. from July 1995 to June 1996, where he analyzed and executed transactions for Colony Investors II, L.P., a $625 million private equity fund. Prior to that, he was a Financial Analyst with the Corporate Finance Division of Smith Barney Inc. (now known as Morgan Stanley Smith Barney LLC) from January 1994 to June 1995 where he participated in a wide variety of investment banking activities. During his career Mr. Roberts has been directly involved with over $3.0 billion in direct private equity investments. Mr. Roberts received his B.A. degree in English from Stanford University.

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

The terms of our Stockholder Rights Agreement (a copy of which attached as Annex C to the Share Purchase Agreement attached as Exhibit 2.1 to our Current Report on Form 8-K filed with the SEC on January 6, 2015), provide that "CP IV shall have the right, but not the obligation, to appoint one member of the Board (the 'CP IV Designee') selected by CP IV to serve on the Board and the Governing Body of any Subsidiary (provided that such right with respect to any Subsidiary shall be subject to the creation of a board or similar Governing Body and the authorization of such body to act on behalf of the such Subsidiary in lieu of the sole member of such entity, which Dico will effect at the request of CP IV). David Aho shall be the initial CP IV Designee."

Matthew Kahn. On February 22, 2016, in satisfaction of a requirement to appoint the Independent Director under the Ninth Amendment, the Board of Directors of the Company appointed Matthew R. Kahn as a new independent director of the Company. The Board determined that Mr. Kahn meets the criteria for independent directors and audit committee members as set forth in NASDAQ Listing Rules 5605(a)(2) and 5605(c)(2)(A). Mr. Kahn has approximately 20 years experience in private equity, structured lending, and credit investing, and four years of operating experience as a senior financial executive of two public companies. Since July 2012, Mr. Kahn has acted as Special Advisor and Consultant for MRSAKAHN LLC, in which Mr. Kahn has advised various parties in a number of corporate acquisition and restructuring transactions. Mr. Kahn has also been a member of the board of directors of Hovensa LLC, Grafton Fraser Inc., Sager Creek Vegetable Company, and City Fresh. Prior to that, Mr. Kahn was Principal and Managing Director of GB Merchant Partners, LLC, a division of Gordon Brothers, from 1995 to June 2012. During his tenure, Mr. Kahn led private equity acquisitions by 1903 Equity Fund, LP and structured lending by 1903 Debt Fund, LP. From 1997 to 2006, in connection with his service with Gordon Brothers Group, Mr. Kahn was Chairman of the Board of Party America and oversaw its growth and sale to Party City (NYSE: PRTY). In addition, Mr. Kahn has served as director and a member of the Audit Committee for Ashley Stewart, Bargain Shop, Como, and Spencer Gifts and as a director of McNaughton Apparel, formerly a public company, and Party City (NYSE: PRTY). From 1994 to 1995, Mr. Kahn was Chief Financial Officer of Jos. A. Bank Clothiers, Inc. (NASDAQ: JOSB). From 1992 to 1994, Mr. Kahn was Senior Financial Officer of Nature Food Centres, Inc. In addition, from 1987 to 1991, Mr. Kahn was Vice President, Principal Investments, of Trump Group; from 1986 to 1987, Associate, Mergers & Acquisitions, Citicorp Investment Banking; and from 1981 to 1983, Staff Accountant, Audit Division, of Arthur Anderson. Mr. Kahn completed his Master of Business Administration program at University of Virginia (Darden School) in 1985 and Bachelor of Science in Business Administration, magna cum laude, at Georgetown University in 1981.

Directors are elected until their successors are duly elected and qualified. There are no other arrangements or understandings known to us pursuant to which any director was or is to be selected as a director or nominee.

Except as set forth in our discussion below under the caption "Item 13 - Certain Relationships and Related Transactions; Director Independence," none of our directors, director nominees or executive officers has been involved in any transactions with us or any of our directors, executive officers, affiliates or associates which are required to be disclosed pursuant to the rules and regulations of the SEC.

There are no agreements or understandings for any of our executive officers or directors to resign at the request of another person and no officer or director is acting on behalf of nor will any of them act at the direction of any other person.

Director Qualifications

Directors are responsible for overseeing our business consistent with their fiduciary duty to stockholders. This significant responsibility requires highly-skilled individuals with various qualities, attributes and professional experience. The Board believes that there are general requirements for service on our Board of Directors that are applicable to all directors and that there are other skills and experience that should be represented on the Board as a whole, but not necessarily by each director. The Board considers the qualifications of directors and director candidates individually and in the broader context of the Board's overall composition and our current and future needs.

Qualifications for All Directors

In its assessment of each potential candidate, including those recommended by stockholders, the Board considers the nominee's judgment, integrity, experience, independence, understanding of our business or other related industries and such other factors the Board determines are pertinent in light of the current needs of the Board. The Board also takes into account the ability of a director to devote the time and effort necessary to fulfill his or her responsibilities to the Company.

The Board requires that each director be a recognized person of high integrity with a proven record of success in his or her field. Each director must demonstrate innovative thinking, familiarity with and respect for corporate governance requirements and practices, an appreciation of multiple cultures and a commitment to sustainability and to dealing responsibly with social issues. In addition to the qualifications required of all directors, the Board assesses intangible qualities including the individual's ability to ask difficult questions and, simultaneously, to work collegially.

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

Qualifications, Attributes, Skills and Experience to be Represented on the Board as a Whole

The Board has identified particular qualifications, attributes, skills and experience that are important to be represented on the Board as a whole, in light of our current needs and business priorities. We are a U.S. public company and a retailer of lingerie, sexual health and wellness products. Therefore, the Board believes that a diversity of professional experiences in the retail industry, specific knowledge of key geographic growth areas, and knowledge of U.S. capital markets and of U.S. accounting and financial reporting standards should be represented on the Board.

Summary of Qualifications of Directors

Set forth below is a narrative disclosure that summarizes some of the specific qualifications, attributes, skills and experiences of our directors. For more detailed information, please refer to the biographical information for each director set forth above.

Ellery W. Roberts. Mr. Roberts brings over 20 years of private equity investing experience to our company. For several years, Mr. Roberts private equity experience also focused on small to medium sized retailers.

Edward J. Tobin. Mr. Tobin has extensive business and finance experience.

David Aho. Mr. Aho has over 10 years of investment management experience.

Matthew Kahn. Mr. Kahn has over 20 years of extensive business and finance experience in private equity, lending and corporate finance, as both a senior executive and Board member.

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

Audit Committee and Audit Committee Financial Expert

We do not have an audit committee. Our entire Board of Directors currently is responsible for the functions that would otherwise be handled by an audit committee. However, we intend to establish an audit committee in the near future. We envision that the audit committee will be primarily responsible for reviewing the services performed by our independent auditors, evaluating our accounting policies and our system of internal controls. Upon the establishment of an audit committee, the Board will determine whether any of the directors qualify as an audit committee financial expert.

ITEM 11. EXECUTIVE COMPENSATION.

Summary Compensation Table — Fiscal Years Ended December 31, 2015 and 2014

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the named persons for services rendered in all capacities during the noted periods.

	Fiscal	Salary	Bonus	Stock Awards	Option Awards	All Other Compensation	Total
Name and Principal Position	Year	($)	($)	($)	($)	($)	($)

Lisa Berman,	2015	-	-	-	-	412,355	412,355
Chief Executive Officer (1)	2014	-	-	-	-	70,000	70,000

Barry Soosman,	2015	46,154	16,666	-	-	60,000	122,820
Former Chief Executive Officer of Christals Acquisition (1)	2014	400,051	133,330	-	-	9,225	542,606

Janet Mathews,	2015	212,500	50,000			54	262,554
Chief Financial Officer (1)	2014	134,546	-	-	-	-	134,546

Bob Patterson,	2015	200,000	-	70,696		54	270,750
Chief Operating Officer (1)	2014	182,169	60,000	-	-	-	242,169

Martin Walker,	2015	135,000	-	-	-	54	135,054
VP Marketing and Visual Merchandising (1)	2014	133,650	343	-	-	-	133,993

George Williams,	2015	186,827		-	-	2,861	189,688
VP Inventory and Merchandising (1)	2014	150,380	18,750	-	-	-	169,130

David Leigh,	2015	125,000	-	-	-	54	125,054
VP Retail Operations(1)	2014	112,077	4,004	-	-	-	116,081

_____________

(1)

After the close of business on December 31, 2014, we acquired Christals Acquisition in a reverse acquisition transaction that was structured as a share exchange. In connection with that transaction and effective immediately upon the closing of that transaction, Ms. Berman became our Chief Executive Officer, Ms. Mathews became our Chief Financial Officer, Mr. Patterson became our Chief Operating Officer, Mr. Leigh became our Vice President of Retail Operations, Mr. Williams became our Vice President of Merchandising and Inventory, and Mr. Walker became our Vice President Marketing and Visual Merchandising. Prior to the effective date of the reverse acquisition, each such officer, other than Ms. Berman, held the same office at our subsidiary, Christals Acquisition. The compensation received by Ms. Berman was earned and paid to her consulting firm, Insights, for advisory services rendered to the Board of Directors of Christals Acquisition during the fiscal years ended December 31, 2015 and 2014. Prior to the reverse acquisition transaction, Barry Soosman was the Chief Executive Officer of Christals Acquisition. Mr. Soosman resigned from his position as the CEO of Christals Acquisition immediately prior to the consummation of the reverse acquisition. The annual, long-term and other compensation shown in this table include the amounts that these officers received from such subsidiary prior to the consummation of the reverse acquisition.

Discussion of Summary Compensation Table

We enter into individually negotiated compensation arrangements with each of our named executive officers. Our named executive officers may receive salary, bonus and other benefits, such as the payment of health insurance premiums or other individually negotiated health benefits pursuant to the terms of his or her negotiated compensation package. We may also grant our named executive officers awards under our equity incentive plan.

Employment Agreements

Lisa Berman

On December 31, 2014, we entered into a consulting agreement with Insights, LLC, a limited liability company owned by Lisa Berman, our Chief Executive Officer. Pursuant to the consulting agreement, we retained Ms. Berman to be our Chief Executive Officer and President and to perform such duties as are customarily performed by the chief executive officer and president of a public company like ours. The initial term of the consulting agreement was for the period ending on January 31, 2015. Pursuant to the consulting agreement we were required to pay Ms. Berman a consulting fee equal to $66,666 for all services provided during the term of the consulting agreement, which was payable in one lump sum on February 15, 2015. We also agreed to reimburse Ms. Berman for expenses that she incurs in accordance with our corporate policy. Ms. Berman continues to act as our Chief Executive Officer on an at-will basis as we currently do not have an employment contract with Ms. Berman. We expect that we will enter into an employment agreement with Ms. Berman sometime during the fourth quarter of 2015. Since the termination of her consulting agreement, we have been paying Ms. Berman as an independent contractor at a rate of $33,333 per month and we reimburse her travel and business expenses in accordance with the Company's policies.

Janet Mathews

We entered into an employment agreement with our Chief Financial Officer, Janet Mathews, on December 31, 2014, when we completed the reverse acquisition of Christals Acquisition. We then amended Ms. Mathews' employment agreement on December 29, 2015. The employment agreement, as amended, has an initial term of one year and then automatically renews for successive one year terms thereafter. Pursuant to the agreement, as amended, Ms. Mathews is entitled to an annualized base salary of $200,000 for the period from December 31, 2014 through June 30, 2015 and $225,000 thereafter. Ms. Mathew's base salary was increased to $225,000 upon entering into the amendment to her employment agreement, which provides that Ms. Mathews is entitled to base salary at the increased rate retroactively to July 1, 2015. The amendment also requires us to promptly make a payment to Ms. Mathews in the amount of $12,500 being the difference between the higher and lower base salary rate for the period from July 1, 2015 through December 31, 2015. Ms. Mathews is also eligible to receive a cash bonus of up to 30% of her base salary based upon the achievement of performance criteria that will be established by the board of directors and be based upon both Ms. Mathews performance and our company's overall performance. Ms. Mathews will also be entitled to a special bonus in the amount of $100,000 upon the completion of a Step 1 or Step 2 transaction, as defined in the Ninth Amendment to the Financing Agreement. Pursuant to her employment agreement, we also paid Ms. Mathews a special one-time bonus in the amount of $50,000 in April 2015. If Ms. Mathews is terminated without cause, then she would be entitled to continue to receive her base salary for the longer of one month or the remainder of the term of her employment agreement. Also, if a Step 1 or Step 2 transaction is consummated and Ms. Mathews resigns at any time following 12 months of the completion of such transaction, we must pay Ms. Mathews $8,333.33 per month for up to twelve months provided that our obligation to make these payments will cease upon Ms. Mathews obtaining other employment. Ms. Mathews' employment agreement contains restrictive covenants prohibiting her from owning or operating a business that competes with our company or soliciting our customers or employees for one year following the termination of her employment.

Bob Patterson

We entered into a one-year employment agreement with our Chief Operating Officer, Bob Patterson, on December 31, 2014 when we completed the reverse acquisition of Christals Acquisition. Pursuant to the agreement, Mr. Patterson is entitled to an annualized base salary of $200,000. Mr. Patterson is also eligible to receive a cash bonus of up to 20% of his base salary based upon the achievement of performance criteria that will be established by the board of directors and be based upon both Mr. Patterson's performance and our company's overall performance. We were obligated under the employment agreement to issue, and did issue, to Mr. Patterson a total of 3,838 shares of our common stock as compensation for prior service to our company. If Mr. Patterson is terminated without cause, then he would be entitled to continue to receive his base salary for the longer of one month or the remainder of the term of his employment agreement. Mr. Patterson's employment agreement contains restrictive covenants prohibiting him from owning or operating a business that competes with our company or soliciting our customers or employees for one year following the termination of his employment.

All of our other employees are employed on an "at will" basis.

Outstanding Equity Awards at Fiscal Year End

For the year ended December 31, 2015, no director or executive officer has received compensation from us pursuant to any compensatory or benefit plan. There is no plan or understanding, express or implied, to pay any compensation to any director or executive officer pursuant to any compensatory or benefit plan, although we anticipate that we will compensate our officers and directors for services to us with stock or options to purchase stock, in lieu of cash.

Compensation of Directors

Our subsidiary, Peekay Acquisition entered into an Advisory Agreement, dated December 31, 2012, with each of Christals Management, LLC, or Christals Management, a limited liability company owned 50% by an affiliate of Ellery W. Roberts and 50% by Edward J. Tobin, each directors of our Company and CP IV SPV, LLC, or CP IV, an entity with which David Aho is affiliated, who is also a director of our Company. Under the Advisory Agreement, Peekay Acquisition pays annual compensation of $250,000 per year payable quarterly, to each of Christals Management and CP IV.

Except for compensation pursuant to the advisory agreement during fiscal year 2015, our directors have not received any compensation during the fiscal year ended December 31, 2015 for providing services to us as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding beneficial ownership of our common stock as of April 14, 2016 (i) by each person who is known by us to beneficially own more than 5% of our common stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group. Unless otherwise specified, the address of each of the persons set forth below is in care of the Company, 901 West Main Street, Auburn, Washington 98001.

Name and Address of Beneficial Owner	Office, If Any	Title of Class	Amount and Nature of Beneficial Ownership(1)	Percent of Class(2)
Officers and Directors
Ellery W. Roberts	Chairman of the Board	Common Stock	41,613	6.92%

Lisa Berman	Chief Executive Officer and President	Common Stock	0	*

Janet Mathews	Chief Financial Officer, Treasurer and Secretary	Common Stock	0	*

Bob Patterson	Chief Operating Officer	Common Stock	12,568	2.09%

Martin Walker	Vice President, Marketing and Visual Merchandising	Common Stock	0	*

David Leigh	Vice President, Retail	Common Stock	0	*

George Williams	Vice President, Merchandising and Inventory	Common Stock	0	*

Edward Tobin	Director	Common Stock	52,373	8.72%

David Aho c/o Colbeck Management 888 Seventh Avenue, 40th Floor New York, NY 10106	Director	Common Stock	0	*

All officers and directors as a group (9 persons named above)		Common Stock	106,554	17.73%

Five Percent Security Holders

Christopher F. Brown c/o GEM Ventures Ltd. 590 Madison Avenue, 27th Floor New York, NY 10022		Common Stock	76,758	12.77%

CP IV SPV, LLC(3) c/o Colbeck Capital Management 888 Seventh Avenue, 40th Floor New York, NY 10106		Common Stock	173,508	28.87%

CB CA SPV, LLC(4) c/o Colbeck Capital Management 888 Seventh Avenue, 40th Floor New York, NY 10106		Common Stock	4,174	0.69%

Harvest Capital Credit Corporation(5) 450 Park Avenue, Suite 500 New York, NY 10022		Common Stock	35,777	5.95%

__________

* Less than 1%

70

(1)

Beneficial Ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

(2)

This column is based on a total of 600,949 shares of our common stock considered to be outstanding pursuant to SEC Rule 13d-3(d)(1) as of December 28, 2015. For each beneficial owner above, any options exercisable within 60 days have been included in the denominator.

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

(4)

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

(5)

Harvest Capital Credit Corporation (NASDAQ: HCAP), a Delaware corporation, or Harvest, is a publicly-traded business development company. The Chief Executive Officer of Harvest, Richard P. Buckanavage, has sole voting and dispositive power over the shares of Common Stock of our Company held by Harvest.

Changes in Control

Other than described below, we do not currently have any arrangements which if consummated may result in a change of control of our Company.

On December 31, 2014, our Company, Christals Acquisition and the members of Christals Acquisition, entered into the Exchange Agreement. The parties to the Exchange Agreement agreed to abide by the terms and provisions set forth in Annex C to such agreement. Annex C is a stockholder rights agreement that grants to certain former members of Christals Acquisition, who are now stockholders of our Company, substantially the same investor rights that such former members had as members of Christals Acquisition. These rights include, among others, certain tag-along rights. If any holder of our common stock proposes to sell or otherwise transfer shares of our common stock to one or more persons other than to a permitted transferee as described in the stockholder rights agreement, then the former members of Christals Acquisition will have the right to participate pro rata in such sale and if the prospective purchaser is not willing to purchase all of the shares of our common stock that the former members other than the transferring member propose to transfer, then each former member (including the transferring member) will be permitted to transfer a portion of the total number of shares of our common stock to be transferred to the prospective purchaser. These rights will terminate when and if we consummate an equity or equity-linked financing transaction in which we raise at least $10 million. This offering would qualify as a termination event, which would terminate these rights if we sell at least $10 million of the common stock being offered in this offering.

Securities Authorized for Issuance Under Equity Compensation Plans

We do not have any compensation plans in effect under which our equity securities are authorized for issuance.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons

The following includes a summary of transactions since the beginning of the 2014 fiscal year, or any currently proposed transaction, in which we were or are to be a participant and the amount involved exceeded or exceeds the lesser of $120,000 or one percent of the average of our total assets at year end for the last two completed fiscal years, and in which any related person had or will have a direct or indirect material interest (other than compensation described under "Management – Compensation of Executive Officers" or "Management – Compensation of Directors"). We believe the terms obtained or consideration that we paid or received, as applicable, in connection with the transactions described below were comparable to terms available or the amounts that would be paid or received, as applicable, in arm's-length transactions.

•

On December 31, 2014, we entered into the Exchange Agreement with Christals Acquisition and its members, including certain of our officers and directors, who were also members of Christals Acquisition, pursuant to which we acquired 100% of the issued and outstanding equity capital of Christals Acquisition in exchange for approximately 420,812 shares of our common stock, which constituted 70.5% of our issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Exchange Agreement. The following table provides information regarding the name of each related party who participated in the exchange contemplated by the Exchange Agreement and the nature of the consideration received by such person in connection with such exchange.

Name of Related Party	Relation to our Company	Consideration or Benefit Received

Ellery W. Roberts	Chairman of the Board	41,613 shares of the Company's Common Stock
Edward Tobin	Member of the Board of Directors	52,373 shares of the Company's Common Stock
Bob Patterson	Chief Operating Officer of the Company	12,568 shares of the Company's Common Stock
Christopher F. Brown	Stockholder of the Company owning greater than 10% of the outstanding common stock of the Company	76,758 shares of the Company's Common Stock
CP IV SPV, LLC	Stockholder of the Company owning greater than 10% of the outstanding common stock of the Company	173,508 shares of the Company's Common Stock
Barry Soosman	Former Chief Executive Officer of Christals Acquisition	21,950 shares of the Company's Common Stock
David Lazar	Former director and former owner of greater than 10% of the outstanding common stock of the Company.

Mr. Lazar received $308,436 in payment for the redemption of his 2,500,000 shares concurrent with the closing of the exchange transaction. In addition we transferred to Mr. Lazar our remaining inventory of loose diamonds pursuant to a bill of sale and assignment agreement as the balance of the consideration for the redemption of his shares.

72

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

•

On November 19, 2015, our subsidiary, Peekay Acquisition, entered into a termination agreement with Christals Management, LLC and CP IV SPV, LLC. The termination agreement terminates the advisory agreement effective as of the closing of our Public Offering. Upon the closing of this offering, the termination agreement obligates us to pay the consultants all accrued, but unpaid, fees then owed to the consultants under the advisory agreement and to reimburse the consultants for any unreimbursed expenses through the date of the closing of this offering. After the closing of this offering, we will have no further obligations under the advisory agreement.

Notwithstanding our obligation under the termination agreement to pay accrued but unpaid fees and reimburse expenses upon the closing of this offering, under the eighth amendment to our financing agreement with our senior lenders we agreed that we would not pay any accrued, but unpaid management fees until the earlier of the final maturity date or the date on which all the loan obligations are repaid or must be repaid, except that upon the closing of a qualified public offering, including the Public Offering, we may pay management fees of $325,000 to CP IV SPV, LLC. Our consultants, Christals Management LLC and CP IV SPV, LLC, agreed to the postponement of payments due under the termination agreement as is contemplated by the eighth amendment. The Company is also a third party beneficiary to an agreement between CP IV SPV, LLC and K2 Principal Fund L.P., which contains certain prohibitions against the payment of the management fee unless certain operating criteria are met.

•

Subsidiaries of the Company are parties to the Financing Agreement, dated as of December 31, 2012, as amended, by and among Christals Acquisition, Peekay Acquisition, each of Peekay Acquisition's subsidiaries listed as a borrower on the signature pages thereto, each of Christals Acquisition's subsidiaries listed as a guarantor on the signature pages thereto, the lenders from time to time party thereto, and Cortland Capital Market Services LLC, as collateral agent for the lenders, and other related loan documents. The borrowers and guarantors are all jointly and severally liable for all loans and other obligations under the Financing Agreement. The loans under the Financing Agreement are secured by all or substantially all of the assets of each such borrower and guarantor. CB Agency Services, LLC, acted as origination agent under the Financing Agreement; CB Agency Services and CB CA SPV, LLC, a lender, are parties to the Financing Agreement and are affiliates of Colbeck Capital Management, LLC. David Aho is a partner of each of CB CA SPV, LLC, CB Agency Services, LLC and Colbeck Capital Management. As of December 31, 2015, the type of loan, amount, maturity date and interest rate of each of our loans under the Financing Agreement to CB CA SPV, LLC and its affiliates were as follows:

Notes Payable	Amount	Maturity Date	Interest Rate	Duration
Financing Agreement - Tranche A	$27.0 million	February 15, 2016	12%	3 years
Financing Agreement - Tranche B	$11.2 million	February 15, 2016	15%	3 years

Under the Ninth Amendment and Forbearance Agreement entered into on February 26, 2016, the interest rates on both the Tranche A and Tranche B debt is increased by 2% per annum to 14% and 17%, respectively.

Director Independence

The Board has determined that Mr. Kahn meets the criteria for independent directors and audit committee members as set forth in NASDAQ Listing Rules 5605(a)(2) and 5605(c)(2)(A) of the Nasdaq Stock Market.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditors' Fees

The following is a summary of the fees billed to the Company for professional services rendered for the fiscal years ended December 31, 2015 and 2014:

	Year Ended December 31,
	2015	2014
Audit Fees	$15,500	$15,500
Audit-Related Fees	13,000	-
Tax Fees		-
All Other Fees		-
TOTAL	$28,500	$15,500

"Audit Fees" consisted of fees billed for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-K and 10-Q or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements.

"Audit-Related Fees" consisted of fees billed for assurance and related services by the principal accountant that were reasonably related to the performance of the audit or review of our financial statements and are not reported under the paragraph captioned "Audit Fees" above.

"Tax Fees" consisted of fees billed for professional services rendered by the principal accountant for tax returns preparation.

"All Other Fees" consisted of fees billed for products and services provided by the principal accountant, other than the services reported above under other captions of this Item 14.

Pre-Approval Policies and Procedures

Under the Sarbanes-Oxley Act of 2002, all audit and non-audit services performed by our auditors must be approved in advance by our board of directors to assure that such services do not impair the auditors' independence from us. In accordance with its policies and procedures, our board of directors pre-approved the audit service performed by KLJ & Associates LLP for our financial statements as of and for the year ended December 31, 2015.

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

PEEKAY BOUTIQUES, INC.

Date: April 14, 2016	By:	/s/ Lisa Berman
	Name:	Lisa Berman
	Title:	Chief Executive Officer

	By:	/s/ Janet Mathews
	Name:	Janet Mathews
	Title:	Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lisa Berman	Chief Executive Officer	April 14, 2016
Lisa Berman	(Principal Executive Officer)

/s/ Janet Mathews	Chief Financial Officer	April 14, 2016
Janet Mathews	(Principal Financial and Accounting Officer)

/s/ Ellery W. Roberts	Chairman of the Board	April 14, 2016
Ellery W. Roberts

/s/ Edward Tobin	Director	April 14, 2016
Edward Tobin

/s/ David Aho	Director	April 14, 2016
David Aho

/s/ Matthew Kahn	Director	April 14, 2016
Matthew Kahn

EXHIBIT INDEX

Exhibit No.	Description

2.1

Securities Exchange Agreement, dated December 31, 2014, among the Company, Christals Acquisition, LLC and the members of Christals Acquisition, LLC (incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K filed on January 6, 2015)

3.1	Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on January 28, 2015)
3.2	Amended & Restated Bylaws of the Company (incorporated by reference to Exhibit 3.2 to the Company's Current Report on Form 8-K filed on January 6, 2015)
3.3	Certificate of Change pursuant to Section 78.209 of the Nevada Revised Statutes (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 30, 2015)
4.1	Specimen Common Stock certificate
10.1

Advisory Agreement, dated December 31, 2012, by and among Christals Management, LLC, CP IV SPV, LLC and Peekay Acquisition, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 6, 2015)

10.2

Amended and Restated Common Stock Purchase Agreement, dated December 31, 2012, by and among Peekay SPA, LLC, Peekay, Inc., Conrev, Inc., Kris Butt, Brian Barnett, Rick Barnett and Phyllis Heppenstall (incorporated by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed on January 6, 2015)

10.3

Artifacts Agreement, dated December 31, 2012, by and among Peekay SPA, LLC, Kris Butt, Brian Barnett, Rick Barnett and Phyllis Heppenstall (incorporated by reference to Exhibit 10.3 to the Company's Current Report on Form 8-K filed on January 6, 2015)

10.4

Side Letter regarding Purchase Price, dated December 31, 2012, by and among Peekay SPA, LLC, Peekay, Inc., Conrev, Inc., Kris Butt, Brian Barnett, Rick Barnett and Phyllis Heppenstall (incorporated by reference to Exhibit 10.4 to the Company's Current Report on Form 8-K filed on January 6, 2015)

10.5

9% Unsecured Subordinated Promissory Note issued on December 31, 2012 by Peekay Acquisition, LLC and Peekay SPA, LLC in favor of Kris Butt (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on January 6, 2015)

10.6

9% Unsecured Subordinated Promissory Note issued on December 31, 2012 by Peekay Acquisition, LLC and Peekay SPA, LLC in favor of Brian Barnett (incorporated by reference to Exhibit 10.6 to the Company's Current Report on Form 8-K filed on January 6, 2015)

10.7

9% Unsecured Subordinated Promissory Note issued on December 31, 2012 by Peekay Acquisition, LLC and Peekay SPA, LLC in favor of Rick Barnett (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed on January 6, 2015)

10.8

12% Unsecured Subordinated Promissory Note issued on December 31, 2012 by Peekay Acquisition, LLC and Peekay SPA, LLC in favor of Kris Butt (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed on January 6, 2015)

10.9

12% Unsecured Subordinated Promissory Note issued on December 31, 2012 by Peekay Acquisition, LLC and Peekay SPA, LLC in favor of Brian Barnett (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed on January 6, 2015)

10.10

12% Unsecured Subordinated Promissory Note issued on December 31, 2012 by Peekay Acquisition, LLC and Peekay SPA, LLC in favor of Rick Barnett (incorporated by reference to Exhibit 10.10 to the Company's Current Report on Form 8-K filed on January 6, 2015)

10.11

Financing Agreement, dated December 31, 2012, by and among Christals Acquisition, LLC, Peekay Acquisition, LLC, each of the Subsidiaries listed as a Borrower on the signature pages thereto, each of the Subsidiaries listed as a Guarantor on the signature pages thereto, the Lenders from time to time party thereto, Cortland Capital Market Services LLC, as collateral agent and administrative agent, and CB Agency Services, LLC, as origination agent (incorporated by reference to Exhibit 10.11 to the Company's Current Report on Form 8-K filed on January 6, 2015)

10.12	First Amendment to Financing Agreement, dated March 31, 2014 (incorporated by reference to Exhibit 10.12 to the Company's Current Report on Form 8-K filed on January 6, 2015)
10.13	Second Amendment to Financing Agreement, dated September 24, 2014 (incorporated by reference to Exhibit 10.13 to the Company's Current Report on Form 8-K filed on January 6, 2015)
10.14	Third Amendment to Financing Agreement, dated December 31, 2014 (incorporated by reference to Exhibit 10.14 to the Company's Current Report on Form 8-K filed on January 6, 2015)
10.15	Side Letter regarding business of Holding and Parent, dated December 31, 2012 (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K filed on January 6, 2015)
10.16

Purchase Agreement, dated October 9, 2012, by and among Christals Acquisition, LLC, Retail Services L.L.C., Gary Zebrowski, Ross Jackson and Gary A. Zebrowski Living Trust (incorporated by reference to Exhibit 10.16 to the Company's Current Report on Form 8-K filed on January 6, 2015)

10.17

Contingent Subordinated Promissory Note issued on October 9, 2012 by Christals Acquisition, LLC in favor of Ross Jackson (incorporated by reference to Exhibit 10.17 to the Company's Current Report on Form 8-K filed on January 6, 2015)

10.18

Contingent Subordinated Promissory Note issued on October 9, 2012 by Christals Acquisition, LLC in favor of Gary A. Zebrowski Living Trust (incorporated by reference to Exhibit 10.18 to the Company's Current Report on Form 8-K filed on January 6, 2015)

10.19

Unsecured Subordinated Promissory Note issued on October 9, 2012 by Christals Acquisition, LLC in favor of Ross Jackson (incorporated by reference to Exhibit 10.19 to the Company's Current Report on Form 8-K filed on January 6, 2015)

77

10.20

Unsecured Subordinated Promissory Note issued on October 9, 2012 by Christals Acquisition, LLC in favor of Gary A. Zebrowski Living Trust (incorporated by reference to Exhibit 10.20 to the Company's Current Report on Form 8-K filed on January 6, 2015)

10.21	Lease Agreement, dated July 1, 2012, between PK Properties, LLC and Peekay Inc. (incorporated by reference to Exhibit 10.21 to the Company's Current Report on Form 8-K filed on January 6, 2015)
10.22	Consulting Agreement, dated December 31, 2014, between the Company and Lisa Berman (incorporated by reference to Exhibit 10.22 to the Company's Current Report on Form 8-K filed on January 6, 2015)
10.23	Employment Agreement, dated December 31, 2014, between the Company and Bob Patterson (incorporated by reference to Exhibit 10.23 to the Company's Current Report on Form 8-K filed on January 6, 2015)
10.24	Employment Agreement, dated December 31, 2014, between the Company and Janet Mathews (incorporated by reference to Exhibit 10.24 to the Company's Current Report on Form 8-K filed on January 6, 2015)
10.25	Form of Underwriter's Warrant (incorporated by reference to Exhibit 10.25 to the Company's Registration Statement on Form S-1/A filed on December 31, 2015)
10.26	Fourth Amendment to Financing Agreement, dated June 30, 2015 (incorporated by reference to Exhibit 10.15 to the Company's Current Report on Form 8-K filed on July 7, 2015)
10.27	Fifth Amendment to Financing Agreement, dated as of October 31, 2015 (incorporated by reference to Exhibit 10.7 to the Company's Current Report on Form 8-K filed November 20, 2015)
10.28	Sixth Amendment to Financing Agreement, dated November 19, 2015 (incorporated by reference to Exhibit 10.8 to the Company's Current Report on Form 8-K filed November 20, 2015)
10.29	Seventh Amendment to Financing Agreement, dated as of November 30, 2015 (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed December 3, 2015)
10.30	Eighth Amendment to Financing Agreement, dated as of December 16, 2015 (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed December 17, 2015)
10.31	Forbearance and Ninth Amendment Agreement, dated as of February 22, 2016
10.32

Debt Conversion Agreement, dated November 17, 2015, by and among the Company and each of the persons listed on the Schedule of Creditors attached thereto as Exhibit A (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed November 20, 2015)

10.33

Termination Agreement, dated November 19, 2015, by and among Peekay Acquisition, LLC, Christals Management, LLC, and CP IV SPV, LLC (incorporated by reference to Exhibit 10.9 to the Company's Current Report on Form 8-K filed November 20, 2015)

10.34

Amendment No. 1 to Employment Agreement, dated December 29, 2015, between the Company and Janet Mathews (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed December 31, 2015)

14.1	Code of Ethics of the Company (incorporated by reference to Exhibit 14.1 to the Company's Current Report on Form 8-K filed on January 6, 2015)
21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Current Report on Form 8-K filed on January 6, 2015)
31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.1	Consent of Phyllis Heppenstall
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

PEEKAY BOUTIQUES, INC.

FINANCIAL STATEMENTS

For the Fiscal Years Ended December 31, 2015 and 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Peekay Boutiques, Inc.

We have audited the accompanying consolidated balance sheet ofPeekay Boutiques, Inc. as of December 31, 2015 and 2014 and the related consolidated statements of operations, stockholders' equity (deficit), and cash flows for the years then ended. Peekay Boutiques, Inc.'s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Peekay Boutiques, Inc. as of December 31, 2015 and 2014, the results of their operations, and their cash flows, for the years ended December 31, 2015 and 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the entity will continue as a going concern. As discussed in Note 1 to the financial statements, the entity has suffered recurring losses from operations and has a net working capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KLJ & Associates, LLP
KLJ & Associates, LLP
Edina, MN
April 14, 2016

PEEKAY BOUTIQUES, INC.

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014

ASSETS
Current asset
Cash and cash equivalents	$899,205	$1,126,887
Accounts receivable	48,630	141,000
Inventory, net of allowances	4,659,487	4,939,998
Prepaid expenses and other	374,766	635,717
Total current assets	5,982,088	6,843,602

Property and equipment, net	1,599,312	1,912,728
Goodwill	-	40,825,147
Finance costs, net	305,313	2,323,714
Deposits and other assets	683,036	527,975

TOTAL ASSETS	$8,569,749	$52,433,166

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,168,208	$1,762,014
Accrued expenses	5,076,971	3,059,895
Customer deposits	584,818	396,541
Short-term debt	47,515,939	38,012,580
Total current liabilities	55,345,936	43,231,030

Long-term debt	3,400,000	12,700,000
Deferred tax liabilities, net and other	2,477,286	2,543,583

TOTAL LIABILITIES	61,223,222	58,474,613

SHAREHOLDERS EQUITY (DEFICIT)

Common stock, $0.0001 par value, 50,000,000 shares authorized; 600,949 and 597,111 shares issued and and outstanding, respectively	60	60
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares outstanding
Additional paid in capital	796,535	717,646
Retained deficit	(53,450,068)	(6,759,153)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(52,653,473)	(6,041,447)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)	$8,569,749	$52,433,166

The accompanying notes are an integral part of these financial statements.

PEEKAY BOUTIQUES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Years Ended
	December 31, 2015	December 31, 2014

Revenue	$41,417,014	$39,624,783

Cost of goods sold	14,825,476	13,740,348

Gross profit	26,591,538	25,884,435

Selling, general & administrative expenses	20,984,360	20,963,733
Depreciation and amortization	4,295,628	2,198,852
Other general expense – good will impairment	40,585,386	-
Income (loss) from operations	(39,273,836)	2,721,850

Other income (expense)
Other expense	(293,347)	(68,204)
Interest expense	(6,921,609)	(6,633,536)
Total other income (expense)	(7,214,956)	(6,701,740)

Income tax expense	202,123	202,000

Net loss	$(46,690,915)	$(4,181,890)

Net loss per share – basic and diluted:
Loss per share attributable to common stockholders	$(78.01)	$(7.00)
Weighted average number of common shares outstanding	598,552	597,111

The accompanying notes are an integral part of these financial statements

PEEKAY BOUTIQUES, INC.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

	Shares Outstanding	Common Stock	Additional Paid in Capital	Retained Deficit
					Total
Balance – December 31, 2013	596,245	59	1,045,317	(2,577,263)	(1,531,887)

Recapitalization	866	1	(327,671)		(327,670)
Net loss			-	(4,181,890)	(4,181,890)
Balance – December 31, 2014	597,111	60	717,646	(6,759,153)	(6,041,447)

Stock compensation	3,838	-	78,889		78,889
Net loss				(46,690,915)	(46,690,915)

Balance – December 31, 2015	600,949	$60	$796,535	$(53,450,068)	$(52,653,473)

 The accompanying notes are an integral part of these financial statements

PEEKAY BOUTIQUES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended
	December 31, 2015	December 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(46,690,915)	$(4,181,890)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	4,295,628	2,198,852
Deferred income taxes	142,000	144,000
Original loan issue discount amortization	203,359	243,290
Non-cash compensation expense	78,889	-
Impairment of goodwill	40,585,386	-
Changes in operating assets and liabilities
Net change in accounts receivable	92,370	(130,649)
Net change in inventory	280,511	(290,083)
Net change in prepaid and other assets	268,890	(47,101)
Net change in accounts payable & accrued liabilities	1,296,751	1,546,612
Net cash flow (used in) provided by operating activities	552,869	(516,969)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions	-	(44,857)
Purchase of property and equipment	(111,772)	(1,076,437)
Net cash flow (used in) investing activities	(111,772)	(1,121,294)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan waiver fees disbursed to lenders	(668,779)	(191,080)
Shareholder disbursements	-	(350,000)
Net cash flow (used in) financing activities	(668,779)	(541,080)

NET INCREASE (DECREASE) IN CASH	(227,682)	(2,179,343)

Cash and cash equivalents, beginning of period	1,126,887	3,306,230
Cash and cash equivalents, end of period	$899,205	$1,126,887

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$33,844	$96,938
Interest paid	$5,374,902	$5,494,256

The accompanying notes are an integral part of these financial statements.

PEEKAY BOUTIQUES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 – DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

At the close of business on December 31, 2014, Christals Acquisition, LLC and its members entered into a securities exchange agreement ("Exchange Agreement") with DICO, Inc. a Nevada corporation, pursuant to which DICO acquired 100% of the issued and outstanding equity capital of Christals Acquisition in exchange for 420,812 shares of DICO common stock, par value $0.0001 per share, which constituted 70.5% of the issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Exchange Agreement. In addition, at the closing of the share exchange, Christals paid DICO $350,000 in cash. This cash was immediately used for the following purposes (i) to pay down all of DICO's outstanding liabilities, (ii) $308,436 of this cash was used as a partial payment toward the redemption of a total of 2,500,000 of DICO restricted shares from David Lazar, the former Chief Operating Officer and Secretary of DICO, pursuant to a redemption agreement entered into with Mr. Lazar on December 31, 2014, and (iii) to satisfy aggregate purchase price payable to holders of a total of 175,433 shares of DICO common stock, which shares were transferred to the members of Christals Acquisition as a condition to the closing of the exchange transaction. In addition to receiving the $308,436 payment for the redemption of his 2,500,000 shares of DICO common stock, DICO also transferred to Mr. Lazar the remaining inventory of loose diamonds pursuant to a bill of sale and assignment agreement as the balance of the consideration for the redemption of his shares. Immediately following the closing of the exchange transaction and the related transactions described above, the former members of Christals Acquisition and certain equity owners of such members who immediately received distributions of such securities, became the owners of 596,245 shares of our common stock, constituting 99.9% of DICO's issued and outstanding common stock as of such closing. For accounting purposes, the exchange transaction with Christals Acquisition was treated as a reverse acquisition, with Christals Acquisition as the acquirer and DICO, Inc. as the acquired party. In January 2015, DICO, Inc. changed its name to Peekay Boutiques, Inc. On October 28, 2015, the Company effected a one-for-six reverse split of our authorized and outstanding common stock, and all share and per share information has been adjusted to reflect this reverse split.

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

Basis of Presentation – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During 2014 and 2015, the Company incurred net losses of $4,181,890 and $46,690,915 (including a $40,585,386 impairment charge), respectively, largely as a result of interest expense on its outstanding debt of almost $51 million, which exceeds the operating profits generated through the operations of its business. Approximately $38.2 million in senior secured debt matured on February 15, 2016, and the Company does not have the resources necessary to pay this debt and has not been able to raise the capital necessary or source refinancing to satisfy this obligation and is operating under a Forbearance Agreement.

PEEKAY BOUTIQUES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). The consolidated financial statements include the accounts of the Company and its subsidiaries. All material intercompany accounts and transactions have been eliminated during the consolidation process.

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

PEEKAY BOUTIQUES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Cash and Cash Equivalents

All short-term investments with original maturities of three months or less at date of purchase are considered cash equivalents.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash and accounts receivable. The Company maintains their cash in bank deposit accounts at high credit quality financial institutions. At times, the balances maintained with Wells Fargo Bank exceed federally insured limit of $250,000 per accountholder. The Company also maintains a certain amount of cash on hand at the retail store locations. The Company has not experienced any significant losses with respect to its cash.

Receivables

Receivables consist primarily of amounts receivable from vendors and a wholesale trade account. These receivables are computed based on provisions of the vendor agreements in place and the Company's completed performance. The Company's vendors are primarily U.S. based producers of consumer products, from whom the Company purchases resale product inventory. The Company does not require collateral on its receivables and does not accrue interest. Credit risk with respect to receivables is limited due to the nature of the relationship with the vendors. Receivables were $48,630 and $141,000 at December 31, 2015 and 2014, respectively.

Inventory

Inventory consists of merchandise acquired for resale and is valued at the lower of cost or market, with cost determined on a FIFO basis, and includes costs to purchase and distribute the goods, net of any markdowns or volume discounts. The Company maintains reserves for potential obsolescence and shrinkage.

Vendor Allowances

The Company receives allowances from vendors in the normal course of business, including markdown allowances, purchase volume discounts and rebates, and other merchandise credits. Vendor allowances are recorded as a reduction of the vendor's product cost and are recognized in cost of sales as the product is sold.

Fair Value of Financial Instruments

The Company's management believes the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value due to their short maturity.

PEEKAY BOUTIQUES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Deferred Rent

Many of the Company's operating leases contain predetermined fixed increases of the minimum rental rate during the lease. For these leases, the Company recognizes the related rental expense on a straight-line basis over the expected lease term and records the difference between the amounts charged to expense and the rent paid as deferred rent. The lease term commences on the earlier of the date when the Company becomes legally obligated for rent payments or the date the Company takes possession of the leased space. As part of many lease agreements, the Company receives construction allowances for landlords for tenant improvements. These leasehold improvements made by the Company are capitalized and amortized over the shorter of the lease term or 15 years. The construction allowances are recorded as deferred rent and amortized on a straight-line basis over the lease term as a reduction of rent expense.

Impairment of Long-Lived Assets

The Company reviews long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance. Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required. No significant impairment charges have been recognized in fiscal 2015 or 2014.

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

PEEKAY BOUTIQUES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

On at least an annual basis, management assesses whether there has been any impairment in the value of goodwill by first comparing the fair value to the net carrying value. If the carrying value exceeds its estimated fair value, a second step is performed to compute the amount of the impairment. An impairment loss is recognized if the implied fair value of the asset being tested is less than its carrying value. In this event, the asset is written down accordingly. The fair values of goodwill impairment testing are determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances. During our annual assessment as of September 30, 2015, the goodwill testing was done on the basis of the Company continuing as a going concern, and no impairment was found. However, given the Company's inability to complete the public offering, raise private capital or refinance the $38.2 million senior debt that matured on February 15, 2016, the Company has taken a goodwill impairment charge as of December 31, 2015 totaling $40,585,386.

Finance Costs, Net

The Company is party to debt agreements that contain non-interest fees and expenses, such as underwriting and covenant waiver fees. These fees are accrued as incurred and amortized over the life of the financing agreement. Amortization expense for the years ended December 31, 2015 and 2014 was $3,630,679 and $1,688,711, respectively.

Revenue Recognition

The Company derives revenues from sale of merchandise and upon the following: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

Cost of Goods Sold

Cost of goods sold consists primarily of the merchandise cost of products sold, including inbound freight, duties and packaging. Cost of goods sold was $14,825,476 and $13,740,348 for the years ended December 31, 2015 and 2014, respectively.

Advertising / Marketing

Advertising costs are charged to expense when incurred. The Company's advertising method is primarily direct mail, media (print, radio, television, and theater advertisements), billboards, events, loyalty program activities and customer recommendations. Advertising/marketing costs were approximately $1,765,251 and $1,404,719 for the years ended December 31, 2015 and 2014, respectively.

PEEKAY BOUTIQUES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Selling, general and administrative expenses

Selling, general and administrative expenses includes payroll, bonus and benefit costs for retail and corporate employees; advertising and marketing costs; occupancy costs; and general expenses for the operation of our retail stores and corporate offices; insurance expense; professional and management services and fees. It also includes store pre-opening and remodeling expenses.

Recent Accounting Pronouncements and Account Changes

In February of 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers, ("ASU 2014-09"), which will supersede Accounting Standards Codification ("ASC") Topic 605, Revenue Recognition. The new revenue recognition standard provides a five-step analysis of transactions to determine when and how revenue is recognized. The core principle is that the Company must recognize revenue when it transfers goods or services to customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services. This standard is effective beginning in fiscal year 2017 and allows for either full retrospective or modified retrospective adoption. We are monitoring the evolving interpretations and implementation guidance. Our preliminary assessment is that we do not expect the new standard to have a material impact on our reported financial position or results of operations.

NOTE 3 – PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

	December 31, 2015	December 31, 2014
Equipment, furniture and fixtures	$2,398,403	$2,340,301
Leasehold improvements	4,002,953	3,949,308
	6,401,356	6,289,609
Less: accumulated depreciation	(4,802,044)	(4,376,881)
Property and equipment, net	$1,599,312	$1,912,728

During 2014, the Company opened five new stores in California and closed two stores, one in Arkansas and one in Washington. In 2015, the Company opened one new store in Valencia, California.

PEEKAY BOUTIQUES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE

Unsecured Subordinated Promissory Notes

Acquisition of the Christals Stores - On October 9, 2012, Christals Acquisition, LLC issued four promissory notes, two at $1,550,000 and two at $150,000 to the former owners of the Christals stores. These notes bear interest at a rate of 12% and are due at maturity on January 7, 2017. Interest is only payable prior to note maturity, if the stores sold as part of this agreement reach a certain quarterly EBITDA threshold. During 2014 and 2015, the stores reached that threshold for one quarter and $45,000 in interest was paid to the holders. These notes are subject to certain covenants that are defined in the purchase agreement.

Acquisition of the Peekay Stores - On December 31, 2012, Peekay Acquisition, LLC and Peekay SPA, LLC, each a Delaware limited liability company, jointly and severally promised to pay to the "Subordinated Lenders" the principal amount of $6,000,000 and $3,300,000 pursuant to a Common Stock Purchase Agreement, dated as of December 31, 2012, with interest at the rate of 9% and 12% per annum respectively. The notes mature on December 31, 2016. Subject to the Subordination Provisions and all other rights of the Senior Creditors arising in connection with the Senior Obligations, all unpaid principal, together with any then unpaid and accrued interest and other amounts payable hereunder, will be due and payable in cash on the earlier of the Maturity Date, and the date when, upon the occurrence and during the continuance of an Event of Default, such amounts are declared due and payable in cash by the Majority Lenders or become automatically due and payable in cash hereunder, in each case, in accordance with the terms hereof.

Payments of accrued and unpaid interest on the Subordinated Notes is due and payable in cash in arrears on the earlier of the Maturity Date or the acceleration during the occurrence of an Event of Default. Accrued but unpaid interest shall be compounded quarterly on each March 1, June 1, September 1, and December 1, commencing on March 1, 2013 (each such date an "Interest Payment Date"). All such interest shall be paid by accretion thereof to the outstanding principal balance of the Subordinated Notes as PIK interest. Notwithstanding anything herein to the contrary, on each Interest Payment Date, 45% of the interest then accrued in respect to the three months then ending shall be due as Cash Interest, and if permitted by provisions of the Subordination Agreement, shall be payable as Cash Interest rather than PIK interest. By giving the Subordinated Lender five days written notice, the Company may prepay the debt, in whole or in part, without penalty or premium, with amounts paid applied to accrued, unpaid interest and then to principal. These notes contain certain covenants that restrict the amount of distributions and dividends that the Company can make.

On November 17, 2015, the Company entered into a debt conversion agreement with the holders of the Peekay and Christals seller notes. The terms of these notes allow for unpaid interest to be added to the principal (PIK interest) on a quarterly basis, and as of October 31, 2015, the total amount owing, including the PIK interest, was $15.6 million. The holders of the seller notes have agreed to convert this amount into 1,944,204 shares of common stock at the closing of the Public Offering (or in the case of the Christals seller notes after January 1, 2016, but before the later of January 15, 2016 or the date of the closing of the Public Offering). Accrued interest at October 31, 2015 was approximately $229,000, and interest on these notes will continue to accrue in accordance with the terms of the notes, at a rate of approximately $4,614 per diem, until the closing of the offering, at which time it will be paid in full in cash (with interest on the Christals seller notes being paid after January 1, 2016, but before the later of January 15, 2016 or the date of the closing of the Public Offering). The debt conversion agreement may be terminated by either the written agreement of the creditors and our company or by either us or a creditor (as to itself but no other creditor) upon written notice to the other, if the public offering contemplated by this prospectus is not consummated by 6:30 p.m. Pacific time on February 15, 2016.

Unsecured Subordinated Debt:	December 31, 2015	December 31, 2014
Christals notes	$3,400,000	$3,400,000
Peekay notes	9,300,000	9,300,000
Total subordinated debt	12,700,000	12,700,000
Accrued interest payable	3,361,841	1,985,446
Total accrued interest payable	$16,061,841	$14,685,446

PEEKAY BOUTIQUES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

PEEKAY BOUTIQUES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

We obtained a fourth covenant waiver on June 30, 2015, for the period ending September 30, 2015 and, a fifth covenant waiver on October 31, 2015 for the period ending November 30, 2015. We obtained a sixth covenant waiver on November 30, 2015 for the period ending December 27, 2015 and a seventh covenant waiver on December 16, 2015 for the period ending December 31, 2015.

At the same time we entered into the fifth amendment to the financing agreement to obtain the fifth covenant waiver, we also entered into a sixth amendment to our financing agreement. The sixth amendment will only become effective if we close the Public Offering and satisfy the other conditions to the sixth amendment, which are described below. We refer to the date that the sixth amendment becomes effective as the sixth amendment effective date. On the sixth amendment effective date the financing agreement will be further modified as follows:

•

The maturity date will be extended to the earliest of (i) the third anniversary of the sixth amendment effective date, (ii) the date on which the loans under the financing agreement otherwise become due and payable in accordance with the terms of the financing agreement, and (iii) the date that payment in full of all obligations under the financing agreement and termination of all commitments occurs;

•

The original leverage ratio requirement under the financing agreement will be modified to (i) reduce the numerator of the ratio by the amount of liquidity as of the last day of the applicable period, and (ii) change the leverage ratio requirement to be, for any period of four fiscal quarters measured as of the end of any fiscal quarter, no greater than 3.50:1.00;

•	Provisions for requesting certain additional term loans under the financing agreement will be deleted;

•

The applicable interest rate for loans under the financing agreement will be amended for Term A Loans to be 8.75% from the sixth amendment effective date up to the first anniversary thereof, 10.75% from the first anniversary of the sixth amendment effective date up to the second anniversary of the sixth amendment effective date, 12.75% from the second anniversary of the sixth amendment effective date until the final maturity date, and for Term B Loans to be 9.75% from the sixth amendment effective date up to the first anniversary thereof, 11.75% from the first anniversary of the sixth amendment effective date up to the second anniversary of the sixth amendment effective date, and 13.75% from the second anniversary of the sixth amendment effective date until the final maturity date;

•

The exit fee required by the fifth amendment to the financing agreement will be amended so that it becomes due on the earlier to occur of (A) the final maturity date, (B) the date which all of the other obligations are repaid or required to be repaid in full in cash, and (C) the date that our company receives net cash proceeds of at least $20,000,000 from the public offering of our company's common stock (including the Public Offering). Once the accrued and unpaid exit fee is paid, it will be deemed satisfied in full and no additional amounts attributable to the exit fee will accrue or be payable;

•

We agreed to pay to the administrative agent a nonrefundable fee, or the bridge exit fee, for the account of each consenting lender, accruing (i) on the sixth amendment effective date in an amount equal to 1.50% of the aggregate principal amount of the outstanding loans of such consenting lender (after giving effect to the prepayment of Term A Loans contemplated under the sixth amendment to the financing agreement as described below), (ii) on the first anniversary of the sixth amendment effective date in an amount equal to 2.50% of the aggregate principal amount of the loans outstanding as of such anniversary, and (iii) on the second anniversary of the sixth amendment effective date in an amount equal to 3.50% of the aggregate principal amount of the loans outstanding as of such anniversary. The bridge exit fee would be due on the earliest to occur of (A) the final maturity date, and (B) the date which all of the other obligations are repaid or required to be repaid in full in cash;

PEEKAY BOUTIQUES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

•

The negative covenant relating to capital expenditures will be amended so that our subsidiaries can make capital expenditures up to the following limits: $2,400,000 for any fiscal quarter during the period January 1, 2016 - December 31, 2016, $3,140,000 for any fiscal quarter during the period January 1, 2017 - December 31, 2017, and $4,300,000 for any fiscal quarter during the period January 1, 2018 - December 31, 2018;

•	The negative covenant regarding the opening of new stores will be deleted;

•	The conditions to the effectiveness of the sixth amendment to the financing agreement include, among others, the following:

•

Upon the closing of the Public Offering we must prepay not less than $16,000,000 of Term A Loans, together with accrued and unpaid interest on the amount prepaid and we must also pay certain accrued and unpaid fees owed to the secured lenders.

•	Our outstanding seller notes must be converted into common stock on terms and conditions satisfactory to the origination agent; and

•

We must pay to the administrative agent for the ratable benefit of each consenting lender an amendment fee in an amount equal to 1.0% of the aggregate principal amount of the loans outstanding as of the sixth amendment effective date (after giving effect to the prepayment described above).

On December 16, 2015, we entered into the eighth amendment to the financing agreement. The eighth amendment extends the final maturity date of the financing agreement to February 15, 2016, in order to allow for the completion of the Public Offering. The eighth amendment also waives, until February 15, 2016, any noncompliance due to (a) the payment to Christals Management, LLC of quarterly management fees in advance, rather than arrears from January 2013 through June 2015, and (b) failure to meet the required leverage ratio and minimum equity covenants set forth in the financing agreement.

An amendment fee equal to 0.50% of the aggregate principal amount of the outstanding loans will be payable on the earlier of the final maturity date and the date on which all the loan obligations are repaid or must be repaid, and the borrowers must pay a $150,000 legal expense advance. The eighth amendment also proscribes payment of accrued, unpaid management fees until the earlier of the final maturity date or the date on which all the loan obligations are repaid or must be repaid, except that upon the closing of a qualified public offering, including the offering contemplated by this prospectus, we may pay management fees of $325,000 to CP IV SPV, LLC.

On February 26, 2016, the Company, the Company's subsidiaries, Christals Acquisition, LLC ("Parent"), Peekay Acquisition, LLC, each of the subsidiaries of Peekay Acquisition, LLC (collectively, the "Loan Parties") and certain of the Company's senior secured lenders (the "Consenting Term A Lenders") entered into the Forbearance and Ninth Amendment Agreement (the "Ninth Amendment"), which amends the financing agreement relating to the Company's senior secured debt.

Under the Ninth Amendment, among other things, the Loan Parties agreed (a) that on or before February 29, 2016, the Company would grant to the Consenting Term A Lenders warrants (the "Warrants") to purchase up to an aggregate of 2.5% of the common shares of the Company on a fully diluted basis and (b) to enter into a non-binding term sheet with respect to a Step Two Restructuring Transaction by March 15, 2016 (the "Step Two Restructuring Term Sheet"). A Step Two Restructuring Transaction is generally defined in the Ninth Amendment as an out-of-court restructuring on terms and conditions acceptable to the Consenting Term A Lenders or a pre-arranged Chapter 11 bankruptcy on terms and conditions acceptable to the Consenting Term A Lenders.

PEEKAY BOUTIQUES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

As previously reported by the Company in a current report on Form 8-K filed with the SEC on March 18, 2016, on March 14, 2016, counsel to the Consenting Term A Lenders confirmed by email correspondence on behalf of the Consenting Term A Lenders that the Consenting Term A Lenders agreed to a ten-day extension of the deadline to grant the Warrants and enter into the Step Two Restructuring Term Sheet until March 24, 2016. This extension is conditioned on the agreement by the Company and the Loan Parties of the following conditions, which conditions were accepted by the Company and the other Loan Parties:

1.

The Company and its subsidiaries will not amend the compensation arrangements of their key employees, executives, officers and directors without the prior written consent of the Consenting Term A Lenders.

2.

Upon receipt of Indication of Interest letters or other communications from third parties with respect to a potential Step One Restructuring Transaction (as defined in the Ninth Amendment), all such communications will be promptly provided to the Consenting Term A Lenders and their counsel.

3.

In addition to the requirement in Section 3(e) of the Forbearance Agreement for periodic updates, the Consenting Term A Lenders may from time to time contact executives, officers and directors of the Company and its subsidiaries to discuss the business of the Company and its subsidiaries and their ongoing restructuring efforts.

On March 24, 2016, counsel to the Consenting Term A Lenders confirmed by email correspondence on behalf of the Consenting Term A Lenders that the Consenting Term A Lenders agreed to further extend the deadline to grant the Warrants and enter into the Step Two Restructuring Term Sheet until March 30, 2016.

On March 31, 2016, counsel to the Consenting Term A Lenders confirmed by email correspondence on behalf of the Consenting Term A Lenders that the Consenting Term A Lenders agreed to further extend the deadline to grant the Warrants and enter into the Step Two Restructuring Term Sheet until April 11, 2016. After April 11, 2016, this extension will automatically renew unless the Company receives 24 hours' notice from the Consenting Term A Lenders of the termination of the extension. The Company agreed to the following conditions:

1.	On or before the close of business on April 1, 2016, the Company shall make an interest payment to the Term A Lenders in the amount of $325,500.

2.

On or before the close of business on April 1, 2016, the Company shall wire $75,000 to counsel to the Consenting Term A Lenders, as a retainer pursuant to the terms of the Engagement Letter dated as of January 27, 2016 between counsel to the Consenting Term A Lenders, the Company and the Consenting Term A Lenders. As previously reported by the Company in a current report on Form 8-K filed with the SEC on February 26, 2016, the Company was required to agree to pay the reasonable fees and expenses of counsel to the Consenting Term A Lenders under the Ninth Amendment.

3.

No further extension shall be provided unless the Company shall have entered into an engagement letter with a Chief Restructuring Officer on or before April 11, 2016, which engagement letter shall be in form and substance acceptable to the Consenting Term A Lenders.

PEEKAY BOUTIQUES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Counsel to the Consenting Term A Lenders also confirmed by email correspondence that its clients will not require the Company to make further administrative agent fee payments to Cortland Capital Market Services LLC until a further agreement has been reached as to its fee.

There can be no assurance that we will be able to obtain additional waivers, or that we will continue to be in compliance with the terms and conditions of the agreements with our secured and other lenders. If we fail to obtain waivers or default on our secured debt, then our lenders may be able to accelerate such debt or take other action against us, which would have material adverse consequences on our financial condition and our ability to continue to operate.

NOTE 5 – FAIR VALUE MEASUREMENTS

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

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company maintains leases with numerous landlords for 48 retail stores, the corporate offices and distribution center. Store leases generally start with five year terms, and frequently contain renewal options for one or two additional five year terms. Rent expense was $4,255,712 and $4,255,712 for the years ended December 31, 2015 and 2014, respectively.

Future minimum lease payments under operating leases are as follows:

Year	Amount
2016	$4,304,466
2017	3,702,023
2018	2,750,531
2019	1,868,457
2020	1,272,814
Thereafter	1,523,254
$15,421,545

PEEKAY BOUTIQUES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS

Our subsidiary, Peekay Acquisition entered into an Advisory Agreement, dated December 31, 2012, with each of Christals Management, LLC, or Christals Management, a limited liability company owned 50% by an affiliate of Ellery W. Roberts and 50% by Edward J. Tobin, each directors of our company and CP IV SPV, LLC, or CP IV, an entity with which David Aho is affiliated, who is also a director of our company. Under the Advisory Agreement Peekay Acquisition pays annual compensation of $250,000 per year payable quarterly, to each of Christals Management and CP IV. The Company is a third party beneficiary to an agreement between CP IV SPV, LLC and K2 Principal Fund L.P., which contains certain prohibitions against the payment of the management fee unless certain operating criteria are met.

On November 19, 2015, our subsidiary, Peekay Acquisition, entered into a termination agreement with our consultants, Christals Management, LLC and CP IV SPV, LLC. The termination agreement terminates the advisory agreement between these consultants and Peekay Acquisition, dated December 31, 2012, effective as of the closing of the Public Offering. Upon the closing of the Public Offering we will be required to pay the consultants all accrued, but unpaid, fees then owed to the consultants under the advisory agreement and to reimburse the consultants for any unreimbursed expenses through the date of the closing of the Public Offering. After the closing of the Public Offering, we will have no further obligations under the advisory agreement.

NOTE 8 – INCOME TAXES

Net losses from continuing operations before income taxes for the years ended December 31, 2015 and 2014 were approximately $6,228,000 and $3,807,000, respectively.

The components of the provision for income taxes include:

	2015	2014
Current Federal and State	$59,000	$59,000
Deferred: Federal and State	(321,000)	143,000
Total (benefit) provision for income taxes	$(262,000)	$202,000

A reconciliation of the statutory U.S. Federal income tax rate to the Company's effective income tax rate is as follows:

	2015	2014
U.S. Federal Statutory rate	34.0%	34.0%
State and local taxes, net of Federal benefit	1.3	0.0
Other	2.9	(8.1)
Change in valuation allowance	(6.8)	(30.1)
Goodwill impairment	(30.8)	-
Effective income tax rate	0.6%	(4.2)%

PEEKAY BOUTIQUES, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Deferred income taxes reflect the net tax effect of temporary differences between amounts recorded for financial reporting purposes and amounts used for tax purposes. The major components of deferred tax assets and liabilities are as follows:

	2015	2014
Deferred tax assets
Inventory	$241,000	235,000
Accrued liabilities	212,000	380,000
Net operating loss carryforwards	3,996,000	2,193,000
Goodwill and intangibles	1,675,000	-
Total deferred income tax assets	6,124,000	2,808,000
Valuation allowance	(5,641,000)	(2,485,000)
Net deferred tax assets	$483,000	323,000

Deferred tax liabilities
Property and Equipment	$483,000	324,000
Goodwill and Intangible assets	-	321,000
Total deferred tax liabilities	483,000	645,000

Total net deferred income tax liabilities	$-	(322,000)

The net deferred income tax liability of zero as of December 31, 2015 consists of the current asset of $36,000 and non-current liability of $36,000.

For the year ended December 31, 2015 there was a deferred tax liability associates with excess book over tax goodwill. As goodwill is considered to be an indefinite lived intangible, this associated deferred tax liability is not allowed to be netted with other deferred tax assets in determining the need for a valuation allowance. This resulted in an overall net deferred tax liability after applying the valuation allowance

The Company has incurred net losses for financial reporting purposes. A valuation allowance is required to reduce the deferred tax assets reported if, based on the weight of the evidence, it is more likely than not that some portion or all of the deferred tax assets will not be realized. During the twelve month period ended December 31, 2015, the Company concluded that the likelihood of realization of the benefits associated with its deferred tax assets does not reach the level of more likely than not. As a result, the Company recognized full valuation allowance on all deferred tax assets as of at December 31, 2015

At December 31, 2015 a net operating loss ("NOL") carryforward for a federal income tax purposes is $11,291,000. The Federal NOL's will begin to expire in 2033.

We have no recorded uncertain tax positions therefore there would be no impact to the effective tax rate. The Company includes interest and penalties accrued in the consolidated financial statements as a component of the interest expense. No significant amounts were required to be recorded as of December 31, 2015. The tax years ended December 31, 2012 through December 31, 2015 are considered to be open under statute and therefore may be subject to examination by the Internal Revenue Service and various state jurisdictions

NOTE 9 – SUBSEQUENT EVENTS

We evaluated all events or transactions that occurred after December 31, 2015 up through April 14, 2016, the date we issued these statements. During this period, we did not have any other material subsequent events that impacted our financial statements, which are not already disclosed herein.

