Form 10-Q
period 2016-03-31
Peekay Boutiques, Inc.
filed 2016-05-16
CIK 1595552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2016

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

____________________________________________________________

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of May 16, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	600,949

Peekay Boutiques, Inc.

Quarterly Report on Form 10-Q

 Period Ended March 31, 2016

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PEEKAY BOUTIQUES, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current asset
Cash and cash equivalents	$1,211,052	$899,205
Accounts receivable	77,844	48,630
Inventory, net of allowances	4,881,704	4,659,487
Prepaid expenses and other	501,018	374,766
Total current assets	6,671,618	5,982,088

Property and equipment, net	1,493,960	1,599,312
Finance costs, net	139,541	305,313
Deposits and other assets	683,036	683,036

TOTAL ASSETS	$8,988,155	$8,569,749

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,564,765	$2,168,208
Accrued expenses	7,642,319	5,076,971
Customer deposits	456,618	584,818
Short-term debt	50,915,939	47,515,939
Total current liabilities	61,579,641	55,345,936

Long-term debt	-	3,400,000
Deferred tax liabilities, net and other	950,932	2,477,286

TOTAL LIABILITIES	62,530,573	61,223,222

SHAREHOLDERS EQUITY (DEFICIT)
Common stock, $0.0001 par value, 50,000,000 shares authorized; 600,949 shares issued and outstanding	60	60
Preferred stock, $0.0001 par value, 10,000,000 shares authorized; no shares outstanding
Additional paid in capital	796,535	796,535
Retained deficit	(54,339,013)	(53,450,068)
TOTAL SHAREHOLDERS' EQUITY (DEFICIT)	(53,542,418)	(52,653,473)

TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)	$8,988,155	$8,569,749

The accompanying notes are an integral part of these financial statements

PEEKAY BOUTIQUES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015

Revenue	$11,269,075	$11,704,843

Cost of goods sold	3,961,658	4,108,174

Gross profit	7,307,417	7,596,669

Selling, general & administrative expenses	5,434,374	5,636,685
Depreciation and amortization	918,498	767,176

Income from operations	954,545	1,192,808

Other income (expense)
Other income (expense)	(27,832)	1,702
Interest expense	(1,770,658)	(1,633,782)
Total other income (expense)	(1,798,490)	(1,632,080)

Income tax expense	45,000	47,000

Net loss	$(888,945)	$(486,272)

Net loss per share – basic and diluted:
Loss per share attributable to common stockholders	$(1.48)	$(0.81)

Weighted average number of common shares outstanding	600,949	597,111

The accompanying notes are an integral part of these financial statements

4

PEEKAY BOUTIQUES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(Unaudited)

	Shares	Common	Additional	Retained
	Outstanding	Stock	Paid in Capital	Deficit	Total

Balance – December 31, 2015	600,949	$60	$796,535	$(53,450,068)	$(52,653,473)

Net loss				(888,945)	(888,945)

Balance – March 31, 2016	600,949	$60	$796,535	$(54,339,013)	$(53,542,418)

The accompanying notes are an integral part of these financial statements

PEEKAY BOUTIQUES, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended
	March 31, 2016	March 31, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(888,945)	$(486,272)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	918,498	767,176
Original loan issue discount amortization	-	53,040
Changes in operating assets and liabilities
Net change in accounts receivable	(29,214)	30,210
Net change in inventory	(222,217)	(1,252,531)
Net change in prepaid and other assets	(126,252)	(275,845)
Net change in accounts payable & accrued liabilities	659,977	1,572,691
Net cash flow provided by operating activities	311,847	408,469

CASH FLOWS (USED IN) INVESTING ACTIVITIES
Purchase of property and equipment	-	(108,513)
Net cash flow (used in) investing activities	-	(108,513)

CASH FLOWS (USED IN) FINANCING ACTIVITIES
Loan waiver fees disbursed to lenders	-	(668,779)
Shareholder contributions	-	8,193
Net cash flow (used in) financing activities	-	(660,586)

NET INCREASE (DECREASE) IN CASH	311847	(360,630)

Cash and cash equivalents, beginning of period	899,205	1,126,887
Cash and cash equivalents, end of period	$1,211,052	$766,257

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$4,800	$--
Interest paid	$666,353	$1,334,188

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

The ability of the Company to continue its operations and execute its business plan is dependent on its ability to refinance this debt and/or to raise sufficient capital to pay this debt and other obligations as they come due (or are extended through a refinancing) and to provide sufficient capital to operate its business as contemplated. Management is in the process of exploring refinancing options, and raising additional equity capital through either a private placement of its securities, a public offering or a strategic transaction.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Information regarding significant accounting policies relating to Peekay Boutiques and its subsidiaries is contained in Note 2, "Significant Accounting Policies," to the financial statements of Peekay Boutiques contained in the Annual Report on Form 10-K for the year ended December 31, 2015. Presented below in this and the following notes is supplemental information that should be read in conjunction with "Notes to Financial Statements" in the Annual Report on Form 10-K.

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (GAAP) and the rules and regulations of the Securities and Exchange Commission ("SEC"), for interim financial information and include the accounts of the Peekay Boutiques, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to fairly state the financial position and results of operations and cash flows for the interim periods presented.

The Company's business is subject to seasonal fluctuation. Significant portions of the Company's net revenue and operating income are realized during the first and fourth quarters of the fiscal year, corresponding to the Valentine Day and Holiday shopping seasons, respectively. The results of the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016, or for any other future interim period or for any future year.

These interim consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

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

Our company made no accounting changes during the three months ended March 31, 2016.

NOTE 3 – NOTES PAYABLE

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

11

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

NOTE 5 – SUBSEQUENT EVENTS

We evaluated all events or transactions that occurred after December 31, 2015 up through May 13, 2016, the date we issued these statements. During this period, we did not have any other material subsequent events that impacted our financial statements, which are not already disclosed herein.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as "believe," "expect," "anticipate," "project," "target," "plan," "optimistic," "intend," "aim," "will" or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements about potential financing transactions, debt restructurings, or transactions with strategic partners, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A "Risk Factors" included in Exhibit 99.1 to our Annual Report on Form 10-K filed April 14, 2016, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of our company to differ materially from those expressed or implied by such forward-looking statements.

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

Overview

Based on our management's belief and experience in the industry, we believe we are a leading retailer of lingerie, sexual health and wellness products. Our company was founded in 1981 in Auburn, WA by a mother and daughter team with a focus on creating a comfortable and inviting store environment catering to women and couples. We are dedicated to creating both a place and attitude of acceptance and education for our customers. Today, our company is a leader in changing the perception of sexual health and wellness throughout the United States with 47 locations across six states.

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

Our business is also materially impacted by certain covenants contained in our senior financing agreements and our inability to repay our indebtedness under such agreements, which has already come due. We have sought and obtained several waivers of the leverage ratio and/or minimum liquidity covenants. We are currently in default under our financing agreement with our senior lenders and have entered into a forbearance agreement with our senior lenders. If we are unable to satisfy the demands of our senior lenders for the repayment of all amounts owned to them, raise capital to repay our indebtedness to our senior lenders or enter into a strategic transaction and related restructuring, we could be forced to file for bankruptcy protection. Our continued need to obtain waivers and forbearance from our lenders as needed, or to refinance our existing indebtedness, could have a material impact on our financial condition and operations.

Recent Developments

Amendment No. 1 to Stockholder Rights Agreement

On December 31, 2014, we completed a reverse acquisition of Christals pursuant to a Share Exchange Agreement among the Company, Christals and the former members of Christals, which we refer to as the Share Exchange Agreement. In connection with entering into the Share Exchange Agreement the parties adopted the Stockholder Rights Agreement, which appears as Annex C to the Share Exchange Agreement, which we refer to as the Stockholder Rights Agreement. On January 28, 2016 the Company, Christals and certain former members of Christals who formerly held a majority in interest of the Christals common units, who we refer to as the Members, entered into Amendment No. 1 to Stockholder Rights Agreement, which we refer to as the Stockholder Rights Agreement Amendment. Under the Stockholder Rights Agreement Amendment, the parties agreed to eliminate the right of first refusal, drag along right, tag along right and certain other provisions of the Stockholder Rights Agreement.

As a result of the Stockholder Rights Agreement Amendment, the Company-imposed stop transfer order on Company Common Stock held by the former members of Christals has been removed and the former members of Christals will be able to sell their Common Stock subject to applicable restrictions under state and federal securities laws.

Copies of the Share Exchange Agreement and Stockholder Rights Agreement are included as Exhibit 2.1 to the Form 8-K filed by the Company with the Securities and Exchange Agreement on January 6, 2015, and are incorporated by reference herein.

The foregoing is a summary description of certain terms of the Stockholder Rights Agreement Amendment, and by its nature is incomplete. A copy of the Stockholder Rights Agreement Amendment is filed as Exhibit 10.1 to this report and is incorporated into this report by reference. All readers are encouraged to read the entire text of the Amendment.

Financing Agreement Amendment and Forbearance

The Company's subsidiaries, Christals, Peekay Acquisition, and each of the subsidiaries of Peekay Acquisition, or collectively, the Loan Parties, entered into the eighth amendment to the financing agreement with their senior secured lenders, or the Financing Agreement, on December 16, 2015, pursuant to which the final maturity date of the Loan Parties' obligations arising under the Financing Agreement was extended to February 15, 2016.

On February 14, 2016, counsel to a majority of the Term A Lenders (as defined in the Financing Agreement), confirmed by email correspondence on behalf of the Term A Lenders holding at least a majority of the Term A Loans (as defined in the Financing Agreement) that the Term A Lenders agree to a preliminary forbearance period until February 22, 2016 at 11:59 PM (ET). The preliminary forbearance period was intended to provide the parties with the time necessary to negotiate a more detailed forbearance agreement with respect to the maturity of the obligations of the Loan Parties arising under the Financing Agreement.

On February 22, 2016, the Company, the Company's subsidiaries, Christals Acquisition, Peekay Acquisition, each of the subsidiaries of Peekay Acquisition, or collectively, the Loan Parties, and certain of the Company's senior secured lenders, or the Consenting Term A Lenders, entered into the Forbearance and Ninth Amendment Agreement, or the Ninth Amendment, which amends the Financing Agreement.

Please see "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources – Financing Agreement; Amendments and Waivers" for a description of the Ninth Amendment and certain additional waivers to its provisions

Appointment of Independent Director

On February 22, 2016, in satisfaction of a requirement to appoint the Independent Director under the Ninth Amendment, the Board of Directors of the Company appointed Matthew R. Kahn as a new independent director of the Company.

The Board determined that Mr. Kahn meets the criteria for independent directors and audit committee members as set forth in NASDAQ Listing Rules 5605(a)(2) and 5605(c)(2)(A). Mr. Kahn is entitled to monthly compensation of $7,000 for his services as a director of the Company.

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

Other than in connection with the satisfaction of requirements of the Ninth Amendment as disclosed above, there are no arrangements or understandings between Mr. Kahn and any other persons pursuant to which he was selected as a director and there are no transactions between the Company and Mr. Kahn that would require disclosure under Item 404(a) of Regulation S-K.

Amendment No. 2 to Janet Mathews Employment Agreement

On March 1, 2016, the Company and Janet Mathews, the Company's Chief Financial Officer, Treasurer and Secretary, entered into Amendment No. 2 to Ms. Mathews' employment agreement. The Company and Ms. Mathews originally entered into the employment agreement on December 31, 2014. The employment agreement was amended on December 29, 2015.

The employment agreement, as amended, provides that Ms. Mathews will be entitled to a special bonus in the amount of $100,000 upon the completion of either a Step One Restructuring Transaction or a Step Two Restructuring Transaction (each term as defined in the Ninth Amendment. As amended, the employment agreement also now provides that if the Company completes a Step One Restructuring Transaction or a Step Two Restructuring Transaction and Ms. Mathews resigns at any time following 12 months of the completion of such transaction, the Company must pay Ms. Mathews $8,333.33 per month for up to twelve months provided that the Company's obligation to make these payments will cease upon Ms. Mathews obtaining other employment. The employment agreement was otherwise unmodified.

The foregoing is a summary description of certain terms of Amendment No. 2 to Ms. Mathews' employment agreement, and, by its nature, is incomplete. A copy of Amendment No. 2 to Ms. Mathews' Employment Agreement is filed as Exhibit 10.5 to this report and is incorporated into this report by reference. All readers are encouraged to read the entire text of Amendment No. 2 to Ms. Mathews' employment agreement.

Going Concern

Our auditor has raised substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During 2014 and 2015, we incurred net losses of $4.2 million and $46.7 million (including a $40.6 million goodwill impairment charge), respectively. Our net losses are largely a result of interest expense on the approximately $51 million of debt, which exceeds the operating profits generated through the operations of our business. Approximately $38.2 million in senior secured debt matured on February 15, 2016, and we do not have the resources necessary to pay this debt and we have been unable to find replacement financing. We are currently operating under a Ninth Amendment providing for certain forbearance treatment (see above) with our lenders, but we may be forced to file for bankruptcy and/or liquidate our assets if we are unable to meet the terms of the agreement. Our ability to continue our operations and execute our business plan is dependent on our ability to refinance this debt and/or to raise sufficient capital to pay this debt and other obligations as they come due (or are extended through a refinancing) and to provide sufficient capital to operate our business as contemplated. If we are unable to refinance our existing senior debt or raise equity capital we may have to cease operations and liquidate our assets and the holders of our equity may lose all or a significant portion of the value of their equity.

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

•	submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

Results of Operations

Comparison of Three Months Ended March 31, 2016 and 2015

The following table sets forth key components of our results of operations for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31, 2016		Three Months Ended March 31, 2015
	Amount (in thousands)	Percentage of Revenue	Amount (in thousands)	Percentage of Revenue
Net revenue	$11,269	100.0	$11,705	100.0
Cost of goods sold	3,962	35.2	4,108	35.1
Gross profit	7,307	64.8	7,597	64.9
Selling, general & administrative expense	5,434	48.2	5,637	48.2
Depreciation and amortization	918	8.2	767	6.6
Operating income (loss)	955	8.5	1,193	10.2
Interest expense and other	1,799	16.0	1,632	13.9
Income tax expense	45	0.4	47	0.4
Net loss	$(889)	(7.9)	$(486)	(4.2)

Net revenue. For the three months ended March 31, 2016, net revenue decreased $0.4 million, or 3.7%, to $11.3 million, as compared to the same period in 2015. Our same store sales decreased $0.5 million, or 4.2%, to $11 million, for the three months ended March 31, 2016 as compared to the same period in 2015. For the purpose of calculating our same store sales metrics, we compare the current period sales for stores open for 14 months or longer as of the last day of a month with the sales for these stores for the comparable period in the prior fiscal year. Sales of our private label products declined $0.3 million for the three months ended March 31, 2016, as compared to the comparable period in 2015, as we finish selling through the remaining products imported in 2013 and early 2014, while DVD sales were $0.2 million lower than 2015, as we discontinued distribution of DVDs in the third quarter of 2015. Total revenue, as adjusted for these assortment changes, would have increased by 0.8% over Q1 2015, which was the highest quarterly revenue in the Company's history.

Gross profit. Gross profit for the three months ended March 31, 2016 was $7.3 million, a decrease of $0.3 million or 3.8% over the same period in 2015. Gross profit, expressed as a percentage of net revenue, declined 10 basis points from 64.9% for the three months ended March 31, 2015 to 64.8% for the three months ended March 31, 2016, due to changes in product assortment associated with our revised media strategy, and a reduction in the number of products in our private label program.

Selling, general and administrative expense. For the three months ended March 31, 2016, selling, general and administrative expenses totaled $5.4 million, a decrease of $0.2 million over the same period in 2015. The decrease in operating expenses resulted primarily from a reduction in marketing and advertising costs from the first quarter of 2015 to comparable period in 2016. The company tested theater advertisement during the Fifty Shades of Grey movie release and pre-release in 2015.

Depreciation and amortization. Depreciation and amortization for the three months ended March 31, 2016 was $0.9 million, $0.2 million higher than for the same period in 2015, primarily due to an increase in the amortization of fees associated with our senior credit facility, and increased depreciation associated with new store construction in 2014 and 2015.

Interest and tax expense. Interest expense for the three months ended March 31, 2016 and 2015 was $1.8 million, an increase of $0.2 million over the comparable 2015 period due to the incurrence of default interest on the senior notes. No measurable income tax expense was recognized for the three months ended March 31, 2016 or 2015.

Net loss. As a result of the foregoing, the net loss for the three months ended March 31, 2016 was $0.9 million as compared to a loss $0.5 million for the same period in 2015.

Liquidity and Capital Resources

As of March 31, 2016, we had cash and cash equivalents of $1.2 million. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

(In Thousands)

	Three Months Ended March 31,
	2016	2015
Net cash provided by operating activities	$312	$408
Net cash used in investing activities	-	(109)
Net cash used by financing activities	-	(661)
Net (decrease) in cash and cash equivalents	312	(361)
Cash and cash equivalents at beginning of the year	899	1,127
Cash and cash equivalent at end of the year	$1,211	$766

Operating activities. Operating activities consist of net income, adjusted for certain non-cash items, including depreciation and amortization, and the effect of changes in working capital. We generated $0.3 million and $0.4 million in cash from operating activities for the three months ended March 31, 2016 and 2015, respectively, due primarily to increases in accounts payable and accrued expenses associated with unpaid loan fees and accrued interest.

Investing activities. Historically, we have used cash primarily to make acquisitions, and to remodel and build new stores. During the three months ended March 31, 2015, we used $0.1 million for leasehold improvements and equipment for our new store in Valencia, California.

Financing activities. During the three months ended March 31, 2015, we used $0.7 million to pay loan waiver fees on our senior facility.

Loan Commitments

As of March 31, 2016, the amount, maturity date and term of each of our notes payable are as follows:

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

The obligations of the borrowers under the financing agreement are guaranteed by Christals Acquisition and all its subsidiaries as guarantors.

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

23

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

On December 16, 2015, we entered into the eighth amendment to the financing agreement. The eighth amendment extended the final maturity date of the financing agreement to February 15, 2016, in order to allow for the completion of the Public Offering. The eighth amendment also waived, until February 15, 2016, any noncompliance due to (a) the payment to Christals Management, LLC of quarterly management fees in advance, rather than arrears from January 2013 through June 2015, and (b) failure to meet the required leverage ratio and minimum equity covenants set forth in the financing agreement.

An amendment fee equal to 0.50% of the aggregate principal amount of the outstanding loans will be payable on the earlier of the final maturity date and the date on which all the loan obligations are repaid or must be repaid, and the borrowers must pay a $150,000 legal expense advance. The eighth amendment also proscribed payment of accrued, unpaid management fees until the earlier of the final maturity date or the date on which all the loan obligations are repaid or must be repaid, except that upon the closing of a qualified public offering, including the Public Offering, we may pay management fees of $325,000 to CP IV SPV, LLC.

On February 22, 2016, we and certain of the Company's senior secured lenders, who we refer to as the Consenting Term A Lenders, entered into the Forbearance and Ninth Amendment Agreement, which we refer to as the Ninth Amendment. The Ninth Amendment further amends the financing agreement as described below.

The Ninth Amendment provides the Loan Parties with necessary forbearance from the enforcement by the secured lenders of default-related rights and remedies with respect to existing Financing Agreement defaults of the Loan Parties specified in the Ninth Amendment, or the Specified Defaults, until July 31, 2016.

Under the Ninth Amendment, the Loan Parties have the following obligations, among others. As applicable, after each obligation identified below, the Company is disclosing its current compliance status.

•

The Company must appoint an independent director, or the Independent Director, nominated by the Consenting Term A Lenders to the Board of Directors of the Company and the applicable equivalent Board of each of the Company's subsidiaries. On February 22, 2016, the Loan Parties appointed Matthew R. Kahn as independent director in satisfaction of this requirement. See below for further information about Mr. Kahn.

•

The Company must adopt a policy, or the Board Policy, of (i) scheduling meetings of the Board of Directors at least every two weeks from and after February 22, 2016 and until the Term A Loans and Term B Loans (each as defined in the Financing Agreement) have been indefeasibly paid in full in cash or otherwise restructured in a manner acceptable to the Consenting Term A Lenders, (ii) requiring management to present the Board of Directors of the Company with frequent updates as to the condition of the business and the status of the milestones described in the Ninth Amendment, and (iii) requiring management to provide prompt responses to the questions of any member of the Board of Directors. The Company adopted the Board Policy on February 24, 2016 in satisfaction of this requirement.

•	The Loan Parties must enter into deposit account control agreements requested by the Consenting Term A Lenders. The Loan Parties expect that they will be able to comply with this requirement.

24

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

•

The Loan Parties must provide the collateral agent and the Consenting Term A Lenders with an updated perfection certificate on or before February 29, 2016. The Company delivered a perfection certificate on February 29, 2016.

•

The Company must issue warrants to the Consenting Term A Lenders for the purchase of up to an aggregate of 2.5% of the common shares of the Company on a fully diluted basis. See below for further discussion of this requirement.

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

•

The Loan Parties must enter into a non-binding term sheet, on terms and conditions that are acceptable to the Consenting Term A Lenders, with respect to a Step Two Restructuring Transaction by March 15, 2016. A Step Two Restructuring Transaction is general defined in the Ninth Amendment as an out-of-court restructuring on terms and conditions acceptable to the Consenting Term A Lenders or a pre-arranged Chapter 11 bankruptcy on terms and conditions acceptable to the Consenting Term A Lenders. See below for further discussion of this requirement.

•

The Company is required to consummate before April 15, 2016 a Step One Restructuring Transaction, which consists of either an initial public offering where the allocation of proceeds is approved by the Consenting Term A Lenders and the Independent Director, a Qualified Refinancing, or a Qualified Private Sale, as described above. If a Step One Restructuring Transaction has not been consummated on or before April 15, 2016, the Company and the holders of at least two-thirds of the aggregate principal amount of the Company's outstanding subordinated seller notes (the "Seller Notes") must enter into a restructuring support agreement in form and substance acceptable to the Consenting Term A Lenders in order to implement the Step Two Restructuring Transaction. The Company continues to use its commercially reasonable efforts to seek to accomplish a Step One Restructuring Transaction and the Lenders have granted the Company a rolling extension to the April 15, 2016 deadline.

•

Starting on February 15, 2016, the Loan Parties must pay interest at the default rate under the Financing Agreement (generally equal to the applicable rate plus 2.00%). This default interest must be paid in cash to the Term A Lenders, and accrued and added to the principal balance for Term B Loans. The Loan Parties have complied with this requirement.

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

•

The Loan Parties must provide cash forecasts starting February 29, 2016 and every twenty days after the last day of each calendar month for the upcoming 13-week period. Starting March 16, 2016, the Loan Parties must also provide a bi-weekly report stating their actual cash receipts and disbursements for the immediately preceding week and a reconciliation between actual and projected cash receipts and disbursements and explanation for causes for variations. The Company has complied with this requirement and does not expect any compliance issues with respect to the same in the future.

25

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

The foregoing is a summary description of certain terms of the Ninth Amendment, and by its nature is incomplete. A copy of the Ninth Amendment is filed as Exhibit 10.2 to this report and is incorporated into this report by reference. All readers are encouraged to read the entire text of the Amendment.

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

3.

In addition to the requirement in Section 3(e) of the Ninth Amendment for periodic updates, the Consenting Term A Lenders may from time to time contact executives, officers and directors of the Company and its subsidiaries to discuss the business of the Company and its subsidiaries and their ongoing restructuring efforts.

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

On March 31, 2016, counsel to the Consenting Term A Lenders confirmed by email correspondence on behalf of the Consenting Term A Lenders that the Consenting Term A Lenders agreed to further extend the deadline to grant the warrants and enter into the Step Two Restructuring Term Sheet until April 11, 2016. After April 11, 2016, this extension will automatically renew unless the Company receives 24 hours' notice from the Consenting Term A Lenders of the termination of the extension. The Company agreed to the following conditions:

1.	On or before the close of business on April 1, 2016, the Company shall make an interest payment to the Term A Lenders in the amount of $325,500. The Company has complied with this requirement.

2.

On or before the close of business on April 1, 2016, the Company shall wire $75,000 to counsel to the Consenting Term A Lenders, as a retainer pursuant to the terms of the Engagement Letter dated as of January 27, 2016 between counsel to the Consenting Term A Lenders, the Company and the Consenting Term A Lenders. The Company wired these fees on April 1, 2016. As previously reported by the Company in a current report on Form 8-K filed with the SEC on February 26, 2016, the Company was required to agree to pay the reasonable fees and expenses of counsel to the Consenting Term A Lenders under the Ninth Amendment.

3.

No further extension shall be provided unless the Company shall have entered into an engagement letter with a Chief Restructuring Officer on or before April 11, 2016, which engagement letter shall be in form and substance acceptable to the Consenting Term A Lenders. The Company has received a rolling extension on this requirement from the Consenting Term A lenders, and will promptly enter into an engagement letter upon notification from the Consenting Term A lenders.

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

Impairment of Long-Lived Assets

We review long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance. Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required. No significant impairment charges have been recognized in fiscal 2016 or 2015.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Ms. Lisa Berman, and Chief Financial Officer, Ms. Janet Mathews, of the effectiveness of the design and operation of our disclosure controls and procedures, as of March 31, 2016. Based upon, and as of the date of this evaluation, Mmes. Berman and Mathews determined that, because of the material weaknesses described in Item 9A "Controls and Procedures" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we are still in the process of remediating as of March 31, 2016, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of March 31, 2016, our management identified material weaknesses associated with separation of duties, internal control process documentation and testing of controls. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, our management has identified the steps necessary to address the material weaknesses and will continue with the design and implementation of remedial procedures to address these weaknesses. Certain changes associated with the lack of separation of duties will not be implemented until we have restructured our debt and are able to hire the additional staff necessary to bring our Company into compliance.

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

ITEM 1A.RISK FACTORS.

Not applicable as we are a smaller reporting company. See, however, the risk factors contained in Item 1A of our annual report on Form 10-K for the fiscal year ended December 31, 2015. Please also see the risk factors contained in our Form S-1/A, dated October 30, 2015.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any equity securities during the first quarter of fiscal year 2016 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

During the three-month period ended March 31, 2016, we did not repurchase any shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the first quarter of fiscal year 2016, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

2.1

Securities Exchange Agreement, dated December 31, 2014, among the Company, Christals Acquisition, LLC and the members of Christals Acquisition, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the Company with the Securities and Exchange Agreement on January 6, 2015)

10.1

Amendment No. 1 to Stockholder Rights Agreement, dated January 28, 2016, between the Company, Christals Acquisition, LLC, and the members of Christals Acquisition, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the Securities and Exchange Agreement on February 2, 2016)

10.2

Forbearance and Ninth Amendment Agreement, dated as of February 22, 2016 (incorporated by reference to Exhibit 10.31 to the Form 8-10 filed by the Company with the Securities and Exchange Agreement on April 14, 2016)

10.3	Employment Agreement, dated December 31, 2014, between the Company and Janet Mathews (incorporated by reference to Exhibit 10.24 to the Company's Current Report on Form 8-K filed on January 6, 2015)

10.4

Amendment Number 1 to Employment Agreement, dated December 29, 2015, between Janet Mathews and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 31, 2015)

10.5

Amendment Number 2 to Employment Agreement, dated March 1, 2016, between Janet Mathews and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 7, 2016)

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

PEEKAY BOUTIQUES, INC.

Date: May 16, 2016	By:	/s/ Lisa Berman
	Name:	Lisa Berman
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Janet Mathews
	Name:	Janet Mathews
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

2.1

Securities Exchange Agreement, dated December 31, 2014, among the Company, Christals Acquisition, LLC and the members of Christals Acquisition, LLC (incorporated by reference to Exhibit 2.1 to the Form 8-K filed by the Company with the Securities and Exchange Agreement on January 6, 2015)

10.1

Amendment No. 1 to Stockholder Rights Agreement, dated January 28, 2016, between the Company, Christals Acquisition, LLC, and the members of Christals Acquisition, LLC (incorporated by reference to Exhibit 10.1 to the Form 8-K filed by the Company with the Securities and Exchange Agreement on February 2, 2016)

10.2

Forbearance and Ninth Amendment Agreement, dated as of February 22, 2016 (incorporated by reference to Exhibit 10.31 to the Form 8-10 filed by the Company with the Securities and Exchange Agreement on April 14, 2016)

10.3	Employment Agreement, dated December 31, 2014, between the Company and Janet Mathews (incorporated by reference to Exhibit 10.24 to the Company's Current Report on Form 8-K filed on January 6, 2015)

10.4

Amendment Number 1 to Employment Agreement, dated December 29, 2015, between Janet Mathews and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 31, 2015)

10.5

Amendment Number 2 to Employment Agreement, dated March 1, 2016, between Janet Mathews and the Company (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 7, 2016)

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

