Form 10-Q
period 2016-06-30
Peekay Boutiques, Inc.
filed 2016-08-09
CIK 1595552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10−Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of each of the issuer's classes of common stock, as of August 9, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	600,949

Peekay Boutiques, Inc.

Quarterly Report on Form 10-Q

Period Ended June 30, 2016

PART I

FINANCIAL INFORMATION

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

PEEKAY BOUTIQUES, INC.

CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$1,005,938	$889,205
Accounts receivable	38,707	48,630
Inventory, net of allowances	4,400,216	4,659,487
Prepaid expenses and other	665,714	374,766
Total current assets	6,110,575	5,982,088

Property and equipment, net	1,403,453	1,599,312
Finance costs, net	-	305,313
Deposits and other	684,881	683,036

TOTAL ASSETS	$8,198,909	$8,569,749

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities
Accounts payable	$1,819,371	$2,168,208
Accrued expenses	9,657,929	5,076,971
Customer deposits	442,112	584,818
Short-term debt, net of original issue discount	50,915,939	47,515,939
Total current liabilities	62,835,351	55,345,936

Long-term debt, net of original issue discount	-	3,400,000
Deferred tax liabilities, net and other	950,931	2,477,286

TOTAL LIABILITIES	63,786,282	61,223,222

STOCKHOLDERS' EQUITY (DEFICIT)
Common stock, $0.0001 par value, 50,000,000 shares authorized, 600,949 shares issued and outstanding as of June 30, 2016 and December 31, 2015, respectively
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares outstanding	60	60
Additional paid-in capital	796,535	796,535
Retained earnings (deficit)	(56,383,968)	(53,450,068)
TOTAL EQUITY (DEFICIT)	(55,587,373)	(52,653,473)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)	$8,198,909	$8,569,749

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in Form 10-K for the fiscal year ended December 31, 2015, are an integral part of these financial statements.

PEEKAY BOUTIQUES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015

REVENUE	$9,220,663	$9,497,793	$20,489,738	$21,202,636
Cost of goods sold	3,388,074	3,486,207	7,349,735	7,594,381

GROSS PROFIT	5,832,589	6,011,586	13,140,003	13,608,255

OPERATING EXPENSES
Selling, general and administrative expenses	4,854,048	5,356,301	10,288,419	10,992,986
Depreciation and amortization	804,736	779,330	1,723,234	1,546,476

OPERATING INCOME (LOSS)	173,805	(124,015)	1,128,350	1,068,793

OTHER INCOME (EXPENSE)
Other income (expense)	(263,112)	1,958	(290,944)	(3,660)
Interest income (expense)	(1,911,548)	(1,664,835)	(3,682,206)	(3,298,617)
Total other income (expense)	(2,174,660)	(1,662,877)	(3,973,150)	(3,294,957)

INCOME TAX EXPENSE	44,100	-	89,100	47,000

NET LOSS	$(2,044,955)	$(1,786,892)	$(2,933,900)	$(2,273,164)

LOSS PER SHARE (BASIC AND DILUTED):

Loss per share attributable to common shareholders	$(3.40)	$(2.99)	$(4.88)	$(3.81)
Weighted average shares outstanding during period	600,949	597,111	600,949	597,111

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in Form 10-K for the fiscal year ended December 31, 2015, are an integral part of these financial statements.

PEEKAY BOUTIQUES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended
	June 30, 2016	June 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,933,900)	$(2,273,164)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	1,723,234	1,546,476
Original loan issue discount amortization	-	106,079
Changes in operating assets and liabilities
Net change in accounts receivable	9,923	(24,768)
Net change in inventory	259,271	493,115
Net change in prepaid and other assets	(292,793)	(207,435)
Net change in accounts payable & accrued liabilities	1,340,998	534,026
Net cash flow (used in) operating activities	(106,733)	174,329

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(110,316)
Net cash flow (used in) investing activities	-	(110,316)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan waiver fees disbursed to lenders	-	(668,779)
Shareholder contributions (distributions)	-	8,193
Net cash flow provided by financing activities	-	(660,586)

NET INCREASE (DECREASE) IN CASH	106,733	(596,573)

Cash and cash equivalents, beginning of period	899,205	1,126,887
Cash and cash equivalents, end of period	$1,005,938	$530,314

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$36,723	$13,000
Interest paid	$1,317,353	$2,697,385

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in Form 10-K for the fiscal year ended December 31, 2015, are an integral part of these financial statements.

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

The Company's business is subject to seasonal fluctuation. Significant portions of the Company's net revenue and operating income are realized during the first and fourth quarters of the fiscal year, corresponding to the Valentine Day and Holiday shopping seasons, respectively. The results of the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016, or for any other future interim period or for any future year.

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

Our company made no accounting changes during the three months ended June 30, 2016.

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

Payments of accrued and unpaid interest on the Subordinated Notes are due and payable in cash in arrears on the earlier of the Maturity Date or upon acceleration during the occurrence of an Event of Default. Accrued but unpaid interest shall be compounded quarterly on each March 1, June 1, September 1, and December 1, commencing on March 1, 2013 (each such date an "Interest Payment Date"). All such interest shall be paid by accretion thereof to the outstanding principal balance of the Subordinated Notes as PIK interest. Notwithstanding anything herein to the contrary, on each Interest Payment Date, 45% of the interest then accrued in respect to the three months then ending shall be due as Cash Interest, and if permitted by provisions of the Subordination Agreement, shall be payable as Cash Interest rather than PIK interest. On February 22, 2016, the Company entered into a Forbearance Agreement to the Financing Agreement, whereby all payments to the subordinated note holders are prohibited until the amounts due under the Financing Agreement have been paid in full or otherwise satisfied. By giving the Subordinated Lender five days written notice, the Company may prepay the debt, in whole or in part, without penalty or premium, with amounts paid applied to accrued, unpaid interest and then to principal. These notes contain certain covenants that restrict the amount of distributions and dividends that the Company can make.

Financing Agreement

On December 31, 2012, Christals Acquisition, LLC, a Delaware limited liability company (the "Parent"), Peekay Acquisition, LLC, a Delaware limited liability company ("Peekay Acquisition"), the subsidiaries of Peekay Acquisition listed as "Borrowers", entered into a financing agreement with Cortland Capital Marketing Services, LLC, collateral agent for the lenders.

The Lenders issued a term loan to the Borrowers initially in the aggregate principal amount of $38,215,939, consisting of a tranche A term loan for the principal amount of $27,000,000 which matured on December 27, 2015, and bears interest at a rate of 12% per annum, and a tranche B term loan for the principal amount of $11,215,930 which matured on December 27, 2015, and bears interest at a rate of 15% per annum. The proceeds of the loans were used by Peekay Acquisition to make a loan to the Parent, which then used the proceeds to repay certain existing indebtedness, and to finance a portion of the purchase price payable by Peekay SPA, LLC for the purchase of the issued and outstanding shares of stock of Peekay, Inc. and ConRev, Inc., each Washington corporations (the "Acquisition Peekay"), and by the Borrowers to fund working capital of Peekay Acquisition and its subsidiaries and to pay fees and expenses related to this Agreement and the Peekay Acquisition .

The Borrowers agreed to pay the following fees associated with the loans:

•	An Underwriting fee on the Term A loan equal to 2% of the total loan, and 3% on the total Term B loan.

•	An administrative fee of 0.24% of the average amount of the aggregate amount of the principal balance of the loans outstanding.

•	The Borrowers are required to pay to the Term A Agent, quarterly in arrears on the last day of each calendar quarter and on the date the Obligations are paid in full, an administrative fee, equal to $15,000 (or a pro rata portion of such amount, in the case of the final payment of such fee).

The loans are covered by the following covenants:

•	Certain reporting requirements

•	Maintain a Key Man life insurance policy for $2,000,000

•	Restriction on amount of capital assets that can be purchased during the year

•	Restrictions of paying dividends or other distributions

•	Meeting certain financial covenants including an adjusted EBITDA leverage ratio and minimum liquidity requirement

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

An amendment fee equal to 0.50% of the aggregate principal amount of the outstanding loans will be payable on the earlier of the final maturity date and the date on which all the loan obligations are repaid or must be repaid, and the borrowers must pay a $150,000 legal expense advance. The eighth amendment also proscribes payment of accrued, unpaid management fees until the earlier of the final maturity date or the date on which all the loan obligations are repaid or must be repaid, except that upon the closing of a qualified public offering, we may pay management fees of $325,000 to CP IV SPV, LLC.

Since the Company was unable to repay the debt on the maturity date, the interest rate charged on both Term A and Term B debt was increased to 14% and 17% per annum, respectively, effective on the maturity date. On February 22, 2016, the Company, the Company's subsidiaries, Christals Acquisition, LLC ("Parent"), Peekay Acquisition, LLC, each of the subsidiaries of Peekay Acquisition, LLC (collectively, the "Loan Parties") and certain of the Company's senior secured lenders (the "Consenting Term A Lenders") entered into the Forbearance and Ninth Amendment Agreement (the "Ninth Amendment"), which amends the financing agreement relating to the Company's senior secured debt.

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

As previously reported by the Company in a current report on Form 8-K filed with the SEC on March 18, 2016, on March 14, 2016, counsel to the Consenting Term A Lenders confirmed by email correspondence on behalf of the Consenting Term A Lenders that the Consenting Term A Lenders agreed to a ten-day extension of the deadline to grant the Warrants and enter into the Step Two Restructuring Term Sheet until March 24, 2016. This extension was conditioned on the agreement by the Company and the Loan Parties of the following conditions, which conditions were accepted by the Company and the other Loan Parties:

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

On March 31, 2016, counsel to the Consenting Term A Lenders confirmed by email correspondence on behalf of the Consenting Term A Lenders that the Consenting Term A Lenders agreed to further extend the deadline to grant the Warrants and enter into the Step Two Restructuring Term Sheet until April 11, 2016. After April 11, 2016, this extension will automatically renew unless the Company receives 24 hours' notice from the Consenting Term A Lenders of the termination of the extension. In connection with this additional waiver, the Company agreed to the following conditions:

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

On June 1, 2016, counsel to the Consenting Term A Lenders confirmed by email correspondence on behalf of the Consenting Term A Lenders that the Consenting Term A Lenders agreed not to enforce their rights to require the Company and the Loan Parties to perform their obligations under the Ninth Amendment and the Financing Agreement generally or to meet the deadlines specified therein, including without limitation, the obligations and deadlines itemized below, until 24 hours following the date that the Consenting Term A Lenders notify the Company in writing that they revoke such waiver (the "Revocation Notice"). This agreement was subject to the payment by the Company to counsel to the Consenting Term A Lenders of a $100,000 retainer which will be applied in the ordinary course to pay for legal services rendered and to be rendered by such firm on behalf of the Consenting Term A Lenders in connection with the restructuring efforts. The Company paid the $100,000 retainer on June 1, 2016.

The obligations under the Ninth Amendment that the Consenting Term A Lenders agreed not to enforce until 24 hours following receipt of the Revocation Notice by the Company include the following:

•	The requirement to enter into a Restructuring Support Agreement by May 1, 2016;

•	The requirement to close an Acceptable Out of Court Restructuring by May 31, 2016;

•

The requirement to make an interest payment by June 1, 2016 and to make other interest payments in the future until an out of court restructuring is reached or the Company receives the Revocation Notice; and

•	The requirement to have an Acceptable Pre-Arranged Chapter 11 Bankruptcy Closing Date by June 15, 2016.

On July 25, 2016, counsel to the Consenting Term A Lenders confirmed by email correspondence on behalf of the Consenting Term A Lenders that the requirement to complete a the Stock Turnover Transaction is also covered by the waiver obtained by the Company on June 1, 2016 so that the Company is not required to effectuate a Stock Turnover Transaction until 24 hours following the date that the Consenting Term A Lenders notify the Company in writing that they revoke such waiver (the "Revocation Notice").

None of the Consenting Term A Lenders waived any of its rights and remedies under the forbearance and ninth amendment agreement or the financing agreement generally. Instead, the Consenting Term A Lenders agreed to not enforce such rights until 24 hours following receipt by the Company of a Revocation Notice.

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

NOTE 5 – COMMITMENTS AND CONTINGENCIES

The Company maintains leases with numerous landlords for 47 retail stores, the corporate offices, distribution center and one closed store location. Store leases generally start with five year terms, and frequently contain renewal options for one or two additional five year terms.

Minimum lease payments under operating leases are as follows:

Year	Amount
2016	$4,292,117
2017	3,749,560
2018	2,800,230
2019	1,915,420
2020	1,317,681
Thereafter	1,794,880
Total	$15,869,888

NOTE 6 – SUBSEQUENT EVENTS

We evaluated all events or transactions that occurred after December 31, 2015 through August 9, 2016, the date we issued these statements. During this period, we did not have any other material subsequent events that impacted our financial statements, which are not already disclosed herein.

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

Our stores offer a broad selection of lingerie, sexual health and wellness products and accessories. We offer over 5,000 stock keeping units. We strive to create a visually inspiring environment at our stores and employ highly trained, knowledgeable sales staff, which ensures that our customers leave our stores enlightened by new information, great ideas and fun products.

Our mission is to provide a warm and welcoming retail environment for individuals and couples to explore sexual wellness.

Principal Factors Affecting our Financial Performance

Our operating results are primarily affected by the following factors:

•	Our ability to continue to operate under a forbearance agreement with our senior secured lenders and ultimately restructure or refinance our senior secured indebtedness;

•	Current economic conditions and their impact on customer spending levels;

•	Our current leverage ratio and minimum liquidity and our ability to continue to obtain waivers from our lenders as needed or to refinance our existing indebtedness.

•	Competition;

•	Effectiveness of our customer acquisition and retention marketing programs;

•	The sourcing and introduction of new products and brands;

•	Maintenance and/or enhancement of our current vendor relationships and product margins;

•	Our ability to respond on a timely basis to changes in consumer preferences and/or the marketplace;

•	The location, timing and number of new stores; and

•	Our ability to increase traffic, conversion and the average ticket value in our existing stores.

Our business is also materially impacted by certain covenants contained in our senior financing agreements and our inability to repay our indebtedness under such agreements, which has already come due. We have sought and obtained several waivers of the leverage ratio and/or minimum liquidity covenants. We are currently in default under our financing agreement with our senior lenders and have entered into a forbearance agreement with our senior lenders. If we are unable to satisfy the demands of our senior lenders for the repayment of all amounts owed to them, raise capital to repay our indebtedness to our senior lenders or enter into a strategic transaction and related restructuring, we could be forced to file for bankruptcy protection. Our continued need to obtain waivers and forbearance from our lenders as needed, or to refinance our existing indebtedness, could have a material impact on our financial condition and operations.

Going Concern

Our auditor has raised substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During 2014 and 2015, we incurred net losses of $4.2 million and $46.7 million (including a $40.6 million goodwill impairment charge), respectively. Our net losses are largely a result of interest expense on the approximately $51 million of debt, which exceeds the operating profits generated through the operations of our business. Approximately $38.2 million in senior secured debt matured on February 15, 2016, and we do not have the resources necessary to pay this debt and we have been unable to find replacement financing. We are currently operating under a forbearance and ninth amendment agreement providing for certain forbearance treatment with our lenders (see "– Liquidity and Capital Resources – Financing Agreement; Amendments and Waivers"), but we may be forced to file for bankruptcy and/or liquidate our assets if we are unable to meet the terms of the agreement. Our ability to continue our operations and execute our business plan is dependent on our ability to refinance this debt and/or to raise sufficient capital to pay this debt and other obligations as they come due (or are extended through a refinancing) and to provide sufficient capital to operate our business as contemplated. If we are unable to refinance our existing senior debt or raise equity capital we may have to cease operations and liquidate our assets and the holders of our equity may lose all or a significant portion of the value of their equity.

Emerging Growth Company

We qualify as an "emerging growth company" under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as "say-on-pay" and "say-on-frequency;" and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

Results of Operations

Comparison of Three Months Ended June 30, 2016 and 2015

The following table sets forth key components of our results of operations for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
	Amount (in thousands)	Percentage of Revenue	Amount (in thousands)	Percentage of Revenue

Net revenue	$9,221	100.0	$9,498	100.0
Cost of goods sold	3,388	36.7	3,486	36.7
Gross profit	5,833	63.3	6,012	63.3
Selling, general & administrative expense	4,854	52.6	5,357	56.4
Depreciation and amortization	805	8.7	779	8.2
Operating income (loss)	174	1.9	(124)	(1.3)
Interest expense and other	2,175	23.6	1,663	17.5
Income tax expense	44	0.5	-	-
Net loss	$(2,045)	(22.2)	$(1,787)	(18.8)

Net revenue. For the three months ended June 30, 2016, net revenue decreased $0.3 million, or 2.9%, to $9.2 million, as compared to the same period in 2015. Our same store sales decreased $0.2 million, or 2.2%, to $9.1 million, for the three months ended June 30, 2016 as compared to the same period in 2015. For the purpose of calculating our same store sales metrics, we compare the current period sales for stores open for 14 months or longer as of the last day of a month with the sales for these stores for the comparable period in the prior fiscal year. In July 2015, we ended the sale of pornographic DVDs in our retail stores, and the same store revenue decline from 2015 results experienced in the second quarter was almost entirely the result of this change in assortment.

Gross profit. Gross profit for the three months ended June 30, 2016 was $5.8 million, a decrease of $0.2million, or 3% over the same period in 2015. Gross profit, expressed as a percentage of net revenue, was relatively consistent at 63.3% for both the three months ended June 30, 2015 and 2016.

Selling, general and administrative expense. For the three months ended June 30, 2016, selling, general and administrative expenses totaled $5 million, a decrease of $0.5 million over the same period in 2015. The decrease in operating expenses resulted, in part, from a reduction of $0.2 million in marketing and advertising costs, from the second quarter of 2015 to comparable period in 2016, as the company tested theater advertisement during the Fifty Shades of Grey movie release and pre-release in 2015. The Company also reduced management and administrative fees for the three months ended June 30, 2016, as compared to the comparable 2015 period.

Depreciation and amortization. Depreciation and amortization for the three months ended June 30, 2016 was $0.8 million, which was comparable to the same period in 2015. The Company continues to incur $0.6 million in amortized loan costs associated with its Financing Agreement each quarter the debt remains outstanding.

Interest, other and tax expense. Interest and other expense for the three months ended June 30, 2016 and 2015 was $2.2 million, an increase of $0.5 million over the comparable 2015 period, primarily due to an increase in interest expense associated with the incursion of default interest on the senior debt, and non-operating legal and restructuring costs incurred. No material income tax expense was recognized for the three months ended June 30, 2016 or 2015.

Net loss. As a result of the foregoing, the net loss for the three months ended June 30, 2016 was $2 million as compared to a loss $1.8 million for the same period in 2015.

Comparison of Six Months Ended June 30, 2016 and 2015

The following table sets forth key components of our results of operations for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
	Amount (in thousands)	Percentage of Revenue	Amount (in thousands)	Percentage of Revenue

Net revenue	$20,490	100.0	$21,203	100.0
Cost of goods sold	7,350	35.9	7,595	35.8
Gross profit	13,140	64.1	13,608	64.2
Selling, general & administrative expense	10,289	50.2	10,993	51.9
Depreciation and amortization	1,723	8.4	1,546	7.3
Operating income	1,128	5.5	1,069	5.0
Interest expense and other	3,973	19.4	3,295	15.5
Income tax expense	89	.04	47	0.2
Net loss	$(2,934)	(14.3)	$(2,273)	(10.7)

Net revenue. For the six months ended June 30, 2016, net revenue decreased $0.7 million, or 3.4%, to $20.5 million, as compared to the same period in 2015. Our same store sales decreased $0.7 million, or 3.3%, to $20.1 million, for the six months ended June 30, 2016 as compared to the same period in 2015. For the purpose of calculating our same store sales metrics, we compare the current period sales for stores open for 14 months or longer as of the last day of a month with the sales for these stores for the comparable period in the prior fiscal year. Sales of our private label products declined $0.5 million for the six months ended June 30, 2016, as compared to the comparable period in 2015, as we finish selling through the remaining products imported in 2013 and early 2014, while DVD sales were $0.4 million lower than 2015, as we discontinued distribution of DVDs in the third quarter of 2015. Total revenue, as adjusted for these assortment changes, would have increased by 0.8% over the same period in 2015.

Gross profit. Gross profit for the six months ended June 30, 2016 was $13.1million, a decrease of $0.5 million, or 3.4% over the same period in 2015. Gross profit, expressed as a percentage of net revenue, declined 10 basis points from 64.2% for the six months ended June 30, 2015 to 64.1% for the six months ended June 30, 2016, due to changes in product assortment associated with our revised media strategy, and a reduction in the number of products in our private label program.

Selling, general and administrative expense. For the six months ended June 30, 2016, selling, general and administrative expenses totaled $10.3 million, a decrease of $0.7 million over the same period in 2015. The decrease in operating expenses resulted from a reduction in marketing and advertising costs from the six months ended June 30, 2015 to comparable period in 2016, as the company tested theater advertisement during the Fifty Shades of Grey movie release and pre-release in 2015. The company also reduced certain management and administrative fees and expenses during the first six months of 2016 that resulted in savings of approximately $0.5 million.

Depreciation and amortization. Depreciation and amortization for the six months ended June 30, 2016 was $1.7 million, $0.2 million higher than for the same period in 2015, primarily due to an increase in the amortization of fees associated with our senior credit facility, and increased depreciation associated with new store construction in 2014 and 2015.

Operating income. Despite a decrease in revenue of $0.7 million for the first six months of 2016, as compared to the comparable prior year period, operating income increased $0.1 million or 5.5% to $1.1 million for the six months ended June 30, 2016.

Interest, other and tax expense. Interest and other expense for the six months ended June 30, 2016 and 2015 was $4 million, an increase of $0.7 million over the comparable 2015 period due primarily to the incurrence of default interest on the senior notes, and non-operating legal and restructuring costs incurred during the first half of 2016. No measurable income tax expense was recognized for the six months ended June 30, 2016 or 2015.

Net loss. As a result of the foregoing, the net loss for the six months ended June 30, 2016 was $2.9 million as compared to a loss $2.3 million for the same period in 2015.

Liquidity and Capital Resources

Cash Flow

As of June 30, 2016, we had cash and cash equivalents of $1 million. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

	Six Months Ended June 30,
	2016	2015
Net cash provided by (used in) operating activities	$106,733	$174,329
Net cash used in investing activities	-	(110,316)
Net cash provided by financing activities	-	(660,586)
Net increase (decrease) in cash and cash equivalents	106,733	(596,573)
Cash and cash equivalents at beginning of the period	899,205	1,126,887
Cash and cash equivalent at end of the period	$1,005,938	$530,314

Operating activities. Operating activities consist of net income, adjusted for certain non-cash items, including depreciation and amortization, and the effect of changes in working capital. Net cash provided by operating activities was $0.1 million in the six months ended June 30, 2016, as compared with $0.2 million net cash used in operating activities in the same period in 2015. The increase in net cash provided by operating activities was primarily due to the increase in accrued liabilities associated with the deferral of cash interest payments on the senior debt commencing June 1, 2016.

Investing activities. Historically, we have used cash primarily to make acquisitions, and to remodel and build new stores. We used no cash for investing activities during the six months ended June 30, 2016, as compared with the usage of $0.1 million in the same period in 2015. During the first six months of 2015, we used $0.1 million for leasehold improvements and equipment for our new store in Valencia, California.

Financing activities. No cash was used or provided by financing activities during the six months ended June 30, 2016, as compared with the usage of $0.7 million in the same period in 2015 to pay loan waiver fees to the senior debt holders.

Loan Commitments

As of June 30, 2016, the amount, maturity date and term of each of our notes payable are as follows:

Notes Payable	Amount	Maturity Date	Interest Rate	Original Term

Tranche A Term Loan	$27.0 million	December 27, 2015	Normal 12%; Default rate 14%	3 years
Tranche B Term Loan	$11.2 million	December 27, 2015	Normal 15%; Default rate 17%	3 years
Christals Seller Notes	$3.4 million	January 9, 2017	12%	4.25 years
Peekay Seller Notes	$9.3 million	December 31, 2016	9% on $6 million and 12% on $3.3 million	4 years

Financing Agreement; Amendments and Waivers

On December 31, 2012, our subsidiaries, Christals Acquisition, Peekay Acquisition and the subsidiaries of Christals Acquisition and Peekay Acquisition, which we refer to as the Loan Parties, as the borrowers and guarantors, entered into a financing agreement with Cortland Capital Marketing Services, LLC, as collateral agent for the several secured lenders.

The lenders made a term loan to the borrowers initially in the aggregate principal amount of $38,215,939, consisting of a tranche A term loan for the principal amount of $27,000,000, which matured on December 27, 2015, and bears interest at a rate of 12% per annum, and a tranche B term loan for the principal amount of $11,215,930, which matured on December 27, 2015, and bears interest at a rate of 15% per annum. The maturity date of the loans made under the financing agreement was extended to February 15, 2016 pursuant to the eighth amendment to the financing agreement, which is described below. The proceeds of the loans were used to repay then existing indebtedness, to finance a portion of the purchase price payable in connection with our acquisition of Peekay and Conrev, to fund working capital requirements and to pay fees and expenses related to the Peekay and Conrev acquisition.

This debt matured on February 15, 2016 and we do not have the resources necessary to pay this debt and we have been unable to find replacement financing. We are currently operating under a forbearance agreement with our lenders, which is described below, but we may be forced to file for bankruptcy and/or liquidate our assets if we are unable to meet the terms of the forbearance agreement.

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

The financing agreement contains several financial covenants and other affirmative and negative covenants, including, without limitation, the following:

•	a requirement to maintain a leverage ratio during each fiscal quarter of the loan, which leverage ratio is 3.00:1.00 for the fiscal quarter ended December 31, 2015, where leverage ratio is defined as the ratio of (a) aggregate principal amount of the term A loans and term B loans outstanding and the aggregate principal amount of any other loans outstanding under the financing agreement to (b) the twelve trailing month consolidated EBITDA for such period;

•	a requirement to have liquidity of not less than $1,500,000, where liquidity is defined as cash of Peekay Acquisition and its subsidiaries that is unrestricted less payables of Peekay Acquisition and its subsidiaries aged 60 days or greater and held checks of Peekay Acquisition and its subsidiaries at such time;

•	a requirement to provide financial reports and other information to the lenders and to permit the lenders to inspect and audit our business;

•	a requirement to maintain a key man life insurance policy for $2,000,000 on the life of our Chief Executive Officer.

•	a restriction on incurring any liens on the property and other assets of the borrowers;

•	a restriction on incurring any indebtedness other than specified permitted indebtedness described in the financing agreement;

•	a restriction on winding up, liquidating our business, merging or consolidating with another person or selling or licensing all or any part of its business other than sales of inventory in the ordinary course of business subject to the other limitations in the financing agreement, licensing on a nonexclusive basis of intellectual property rights in the ordinary course of business, dispositions of cash and cash equivalents in the ordinary course of business and in a manner not prohibited by the financing agreement, leasing or subleasing of assets in the ordinary course of business, disposing of obsolete or worn-out equipment in the ordinary course of business with certain limitations, and selling or otherwise disposing of other property or assets for cash in an aggregate amount not less than the fair market value of such property or assets with certain limitations;

•	a restriction on making changes in the nature of our business;

•	a restriction on making loans, advances or investments except for certain specified permitted investments;

•	a restriction on the types of leases that can be entered into;

•	a restriction on amount of capital expenditures that can that can be made in any fiscal quarter, which for fiscal year 2015 is $1,000,000 plus any carryover amount relating to prior fiscal quarters;

•	a restriction on entering into transactions with affiliates with certain exceptions;

•	a restriction on the borrowers paying dividends (other than dividends payable in equity interests) or other distributions, making repurchases or redemptions of equity interests, making any payment or retiring any warrants, options or other similar rights, or paying any management fees other than paying dividends or distributions necessary to cover tax obligations, if there is no event of default, paying dividends or distributions sufficient to pay accrued and unpaid interest on the Peekay and Christals Acquisition outstanding subordinated seller notes with certain specified limitations, and so long as there is no event of default, paying dividends or distributions for payment of permitted management fees;

•	a restriction on the borrowers or guarantors issuing equity interests with certain exceptions;

•	a restriction on amending the terms of, or prepaying, any indebtedness;

•	a restriction on (a) the number of new stores that the borrowers may open that is limited to five new stores in the aggregate, provided that the borrowers may thereafter open up follow-on stores if the first five stores had gross sales of at least $40,000 per month and a minimum of 30% store level EBITDA (after certain adjustments) on average and over a period of six consecutive calendar months (such test being referred to as the last store test) and the first five stores and all such follow-on stores on average satisfy the last store test, (b) the size of new stores, which cannot exceed 3,500 square feet or have an opening budget of more than $175,000 or rent payable in excess of $35 per square foot, and (c) the overall opening of stores to no more than 20 stores in any calendar year with the ability to carryover to the next year any shortfall in aggregate store openings; and

•	a restriction on the borrowers' ability to acquire inventory to the extent that after acquiring such inventory the aggregate value (based on cost) of total inventory owned by the borrowers would exceed (i) the historical seasonally adjusted store-level stock amount of $175,000, multiplied by (ii) the number of stores expected to be in operation on the last business day of the current calendar month.

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

At the same time, we entered into the fifth amendment to the financing agreement to obtain the fifth covenant waiver, we also entered into a sixth amendment to our financing agreement. The sixth amendment will only become effective if we close our proposed underwritten public offering as described in the Company's registration statement on Form S-1 (Registration No. 333-203870), or the Public Offering, and satisfy the other conditions to the sixth amendment, which are described below. We refer to the date that the sixth amendment becomes effective as the sixth amendment effective date. On the sixth amendment effective date the financing agreement will be further modified as follows:

•	the maturity date will be extended to the earliest of (i) the third anniversary of the sixth amendment effective date, (ii) the date on which the loans under the financing agreement otherwise become due and payable in accordance with the terms of the financing agreement, and (iii) the date that payment in full of all obligations under the financing agreement and termination of all commitments occurs;

•	the original leverage ratio requirement under the financing agreement will be modified to (i) reduce the numerator of the ratio by the amount of liquidity as of the last day of the applicable period, and (ii) change the leverage ratio requirement to be, for any period of four fiscal quarters measured as of the end of any fiscal quarter, no greater than 3.50:1.00;

•	provisions for requesting certain additional term loans under the financing agreement will be deleted;

•	the applicable interest rate for loans under the financing agreement will be amended for Term A Loans to be 8.75% from the sixth amendment effective date up to the first anniversary thereof, 10.75% from the first anniversary of the sixth amendment effective date up to the second anniversary of the sixth amendment effective date, 12.75% from the second anniversary of the sixth amendment effective date until the final maturity date, and for Term B Loans to be 9.75% from the sixth amendment effective date up to the first anniversary thereof, 11.75% from the first anniversary of the sixth amendment effective date up to the second anniversary of the sixth amendment effective date, and 13.75% from the second anniversary of the sixth amendment effective date until the final maturity date;

•	the exit fee required by the fifth amendment to the financing agreement will be amended so that it becomes due on the earlier to occur of (A) the final maturity date, (B) the date which all of the other obligations are repaid or required to be repaid in full in cash, and (C) the date that our company receives net cash proceeds of at least $20,000,000 from the public offering of our company's common stock (including the Public Offering). Once the accrued and unpaid exit fee is paid, it will be deemed satisfied in full and no additional amounts attributable to the exit fee will accrue or be payable;

•	we agreed to pay to the administrative agent a nonrefundable fee, or the bridge exit fee, for the account of each consenting lender, accruing (i) on the sixth amendment effective date in an amount equal to 1.50% of the aggregate principal amount of the outstanding loans of such consenting lender (after giving effect to the prepayment of Term A Loans contemplated under the sixth amendment to the financing agreement as described below), (ii) on the first anniversary of the sixth amendment effective date in an amount equal to 2.50% of the aggregate principal amount of the loans outstanding as of such anniversary, and (iii) on the second anniversary of the sixth amendment effective date in an amount equal to 3.50% of the aggregate principal amount of the loans outstanding as of such anniversary. The bridge exit fee would be due on the earliest to occur of (A) the final maturity date, and (B) the date which all of the other obligations are repaid or required to be repaid in full in cash;

•	the negative covenant relating to capital expenditures will be amended so that our subsidiaries can make capital expenditures up to the following limits: $2,400,000 for any fiscal quarter during the period January 1, 2016 - December 31, 2016, $3,140,000 for any fiscal quarter during the period January 1, 2017 - December 31, 2017, and $4,300,000 for any fiscal quarter during the period January 1, 2018 - December 31, 2018; and

•	the negative covenant regarding the opening of new stores will be deleted.

•	The conditions to the effectiveness of the sixth amendment to the financing agreement include, among others, the following:

•	upon the closing of the Public Offering we must prepay not less than $16,000,000 of Term A Loans, together with accrued and unpaid interest on the amount prepaid and we must also pay certain accrued and unpaid fees owed to the secured lenders;

•	our outstanding subordinated seller notes must be converted into common stock on terms and conditions satisfactory to the origination agent; and

•	we must pay to the administrative agent for the ratable benefit of each consenting lender an amendment fee in an amount equal to 1.0% of the aggregate principal amount of the loans outstanding as of the sixth amendment effective date (after giving effect to the prepayment described above).

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

Since the Company was unable to repay the debt on the maturity date, the interest rate charged on both Term A and Term B debt was increased to 14% and 17% per annum, respectively, effective on the maturity date. On February 22, 2016, we and certain of the Company's senior secured lenders, who we refer to as the Consenting Term A Lenders, entered into the forbearance and ninth amendment agreement. The forbearance and ninth amendment agreement further amends the financing agreement as described below.

The forbearance and ninth amendment agreement provides the Loan Parties with necessary forbearance from the enforcement by the secured lenders of default-related rights and remedies with respect to existing financing agreement defaults of the Loan Parties specified in the forbearance and ninth amendment agreement, or the Specified Defaults, until July 31, 2016.

Under the forbearance and ninth amendment agreement, the Loan Parties have the following obligations, among others. As applicable, after each obligation identified below, we are disclosing our current compliance status.

•	The Company must appoint an independent director nominated by the Consenting Term A Lenders to the Board of Directors of the Company and the applicable equivalent Board of each of the Company's subsidiaries. On February 22, 2016, the Loan Parties appointed Matthew R. Kahn as independent director in satisfaction of this requirement.

•	The Company must adopt a policy, or the Board Policy, of (i) scheduling meetings of the Board of Directors at least every two weeks from and after February 22, 2016 and until the Term A Loans and Term B Loans (each as defined in the financing agreement) have been indefeasibly paid in full in cash or otherwise restructured in a manner acceptable to the Consenting Term A Lenders, (ii) requiring management to present the Board of Directors of the Company with frequent updates as to the condition of the business and the status of the milestones described in the forbearance and ninth amendment agreement, and (iii) requiring management to provide prompt responses to the questions of any member of the Board of Directors. The Company adopted the Board Policy on February 24, 2016 in satisfaction of this requirement.

•	The Loan Parties must enter into deposit account control agreements requested by the Consenting Term A Lenders. The Loan Parties expect that they will be able to comply with this requirement.

•	The Loan Parties must retain an investment bank acceptable to the Consenting Term A Lenders on terms and conditions acceptable to the Consenting Term A Lenders, to advise the Loan Parties in connection with a Qualified Refinancing and/or Qualified Private Sale. A Qualified Refinancing is generally defined in the forbearance and ninth amendment agreement as a refinancing transaction resulting in cash proceeds that are sufficient to pay all obligations of the Term A Lenders or that is otherwise acceptable to the Consenting Term A Lenders and the independent director and a Qualified Private Sale is generally defined in the forbearance and ninth amendment agreement as a sale of all or a portion of the Loan Parties that results in net proceeds that are sufficient to pay all obligations of the Term A Lenders or that is otherwise acceptable to the Consenting Term A Lenders and the independent director. The Company engaged an investment bank on February 22, 2016 in satisfaction of this requirement.

•	The Loan Parties must provide the collateral agent and the Consenting Term A Lenders with an updated perfection certificate on or before February 29, 2016. The Company delivered a perfection certificate on February 29, 2016.

•	The Company must issue warrants to the Consenting Term A Lenders for the purchase of up to an aggregate of 2.5% of the common shares of the Company on a fully diluted basis. See below for further discussion of this requirement.

•	The Loan Parties must pay an amendment fee to each Consenting Term A Lender equal to 0.25% of the aggregate principal amount of such Consenting Term A Lender's outstanding loans (both Term A Loans and Term B Loans). The Loan Parties paid the amendment fee in satisfaction of this requirement.

•	The Company and Loan Parties must pay the reasonable fees and expenses of counsel and other costs and expenses requested by the Consenting Term A Lenders and up to $15,000 in costs and expenses to the Term B Lenders. The Loan Parties initially paid a $150,000 retainer to the counsel of the Consenting Term A Lenders, as required, and have subsequently paid fees and expenses for both the Consenting Term A Lenders and Term B Lenders in accordance with the terms of the Forbearance Agreement.

•	The Loan Parties must enter into a non-binding term sheet, on terms and conditions that are acceptable to the Consenting Term A Lenders, with respect to a Step Two Restructuring Transaction by March 15, 2016. A Step Two Restructuring Transaction is generally defined in the forbearance and ninth amendment agreement as an out-of-court restructuring on terms and conditions acceptable to the Consenting Term A Lenders or a pre-arranged Chapter 11 bankruptcy on terms and conditions acceptable to the Consenting Term A Lenders. On May 31, 2016, the Company delivered a proposal to the Consenting Term A Lenders outlining a Step Two Restructuring Transaction for their review and consideration. See below for further discussion of this requirement.

•	The Company is required to consummate before April 15, 2016 a Step One Restructuring Transaction, which consists of either an initial public offering where the allocation of proceeds is approved by the Consenting Term A Lenders and the independent director, a Qualified Refinancing, or a Qualified Private Sale, as described above. If a Step One Restructuring Transaction has not been consummated on or before April 15, 2016, the Company and the holders of at least two-thirds of the aggregate principal amount of the Company's outstanding subordinated seller notes must enter into a restructuring support agreement in form and substance acceptable to the Consenting Term A Lenders in order to implement the Step Two Restructuring Transaction. The Company continues to use its commercially reasonable efforts to seek to accomplish a Step One Restructuring Transaction and the Lenders have granted the Company a rolling extension to the April 15, 2016 deadline.

•	Starting on February 15, 2016, the Loan Parties must pay interest at the default rate under the financing agreement (generally equal to the applicable rate plus 2.00%). This default interest must be paid in cash to the Term A Lenders, and accrued and added to the principal balance for Term B Loans. The Loan Parties complied with this requirement through May 31, 2016, at which time the cash payment of the Term A interest was suspended. See below for further discussion of this requirement.

•	Upon request by the Consenting Term A Lenders, the existing engagement letter between the Loan Parties and the consulting firm engaged to provide a chief restructuring officer must be amended to include additional services and responsibilities requested by the Consenting Term A Loans which are consistent with the fiduciary duties of the Company and the Loan Parties. There have been two additional amendments to the engagement letter that were requested by the Consenting Term A Lenders, and accommodated by the Company. Upon an additional request by the Consenting Term A Lenders, the Company intends to continue to comply with this requirement.

•	The Loan Parties must provide cash forecasts starting February 29, 2016 and every twenty days after the last day of each calendar month for the upcoming 13-week period. Starting March 16, 2016, the Loan Parties must also provide a bi-weekly report stating their actual cash receipts and disbursements for the immediately preceding week and a reconciliation between actual and projected cash receipts and disbursements and explanation for causes for variations. The Company has complied with this requirement and does not expect any compliance issues with respect to the same in the future.

•	The Loan Parties are prohibited from making any cash payments for accrued and unpaid interest on or principal of the outstanding subordinated seller notes. The Company intends to comply with this requirement and does not expect any compliance issues with respect to the same.

•	Unless a Step One Restructuring Transaction or a Step Two Restructuring Transaction has occurred or the Term A Loans and the Term B Loans have been paid in full in cash or otherwise restructured in a manner acceptable to the Consenting Term A Lenders prior to the first to occur of a Termination Event or the outside date of July 31, 2016, the Company must deliver the membership interests of Christals Acquisition to the collateral agent of for further distribution to the Term A Lenders and Term B Lenders in a manner consistent with the financing agreement. A Termination Event is generally defined in the forbearance and ninth amendment agreement as a default or event of default other than the Specified Defaults, a failure to comply with the other requirements of the forbearance and ninth amendment agreement, the pursuit of an alternative transaction that is inconsistent with the forbearance and ninth amendment agreement as determined by the Consenting Term A Lenders, the breach of any representation or warranty in the forbearance and ninth amendment agreement and certain other breaches or defaults specified in the forbearance and ninth amendment agreement. The Company continues to pursue all options to find an acceptable resolution, including the pursuit of a Step One Restructuring Transaction, and is awaiting a response from the Consenting Term A Lenders on the Step Two Restructuring Proposal that was submitted by the Company on May 31, 2016. See below for further discussion of this requirement.

The foregoing is a summary description of certain terms of the forbearance and ninth amendment agreement, and by its nature is incomplete. A copy of the Forbearance and Ninth Amendment Agreement was filed on April 14, 2016, as Exhibit 10.31 to the Company's report on Form 10-K for the fiscal year ended December 31, 2015, and is incorporated into this report by reference. All readers are encouraged to read the entire text of the Forbearance and Ninth Amendment Agreement.

On March 14, 2016, counsel to the Consenting Term A Lenders confirmed by email correspondence on behalf of the Consenting Term A Lenders that the Consenting Term A Lenders agreed to a ten-day extension of the deadline to grant the Warrants and enter into a Step Two Restructuring Term Sheet (as defined in the forbearance and ninth amendment agreement) until March 24, 2016. This extension was conditioned on the agreement by the Company and the Loan Parties of the following conditions, which conditions were accepted by the Company and the other Loan Parties:

1.

The Company and its subsidiaries will not amend the compensation arrangements of their key employees, executives, officers and directors without the prior written consent of the Consenting Term A Lenders.

2.

Upon receipt of Indication of Interest letters or other communications from third parties with respect to a potential Step One Restructuring Transaction, all such communications will be promptly provided to the Consenting Term A Lenders and their counsel.

3.

In addition to the requirement in Section 3(e) of the forbearance and ninth amendment agreement for periodic updates, the Consenting Term A Lenders may from time to time contact executives, officers and directors of the Company and its subsidiaries to discuss the business of the Company and its subsidiaries and their ongoing restructuring efforts.

On March 24, 2016, counsel to the Consenting Term A Lenders confirmed by email correspondence on behalf of the Consenting Term A Lenders that the Consenting Term A Lenders agreed to further extend the deadline to grant the warrants and enter into the Step Two Restructuring Term Sheet until March 30, 2016.

On March 31, 2016, counsel to the Consenting Term A Lenders confirmed by email correspondence on behalf of the Consenting Term A Lenders that the Consenting Term A Lenders agreed to further extend the deadline to grant the warrants and enter into the Step Two Restructuring Term Sheet until April 11, 2016. After April 11, 2016, this extension will automatically renew unless the Company receives 24 hours' notice from the Consenting Term A Lenders of the termination of the extension. In connection with this additional waiver, the Company agreed to the following conditions:

1.	On or before the close of business on April 1, 2016, the Company shall make an interest payment to the Term A Lenders in the amount of $325,500. The Company has complied with this requirement.

2.

On or before the close of business on April 1, 2016, the Company shall wire $75,000 to counsel to the Consenting Term A Lenders, as a retainer pursuant to the terms of the Engagement Letter dated as of January 27, 2016 between counsel to the Consenting Term A Lenders, the Company and the Consenting Term A Lenders. The Company wired these fees on April 1, 2016. As previously reported by the Company in a current report on Form 8-K filed with the SEC on February 26, 2016, the Company was required to agree to pay the reasonable fees and expenses of counsel to the Consenting Term A Lenders under the forbearance and ninth amendment agreement.

3.

No further extension shall be provided unless the Company shall have entered into an engagement letter with a Chief Restructuring Officer on or before April 11, 2016, which engagement letter shall be in form and substance acceptable to the Consenting Term A Lenders. The Company complied with this requirement on April 21, 2016.

4.

Counsel to the Consenting Term A Lenders also confirmed by email correspondence that its clients will not require the Company to make further administrative agent fee payments to Cortland Capital Market Services LLC until a further agreement has been reached as to its fee.

On June 1, 2016, counsel to the Consenting Term A Lenders confirmed by email correspondence on behalf of the Consenting Term A Lenders that the Consenting Term A Lenders agreed not to enforce their rights to require the Company and the Loan Parties to perform their obligations under the forbearance and ninth amendment agreement and the financing agreement generally or to meet the deadlines specified therein, including without limitation, the obligations and deadlines itemized below, until 24 hours following the date that the Consenting Term A Lenders notify the Company in writing that they revoke such waiver, which we refer to as the Revocation Notice. This agreement was subject to the payment by the Company to counsel to the Consenting Term A Lenders of a $100,000 retainer which will be applied in the ordinary course to pay for legal services rendered and to be rendered by such firm on behalf of the Consenting Term A Lenders in connection with the restructuring efforts. The Company paid the $100,000 retainer on June 1, 2016.

The obligations under the forbearance and ninth amendment agreement that the Consenting Term A Lenders agreed not to enforce until 24 hours following receipt of the Revocation Notice by the Company include the following:

•	The requirement to enter into a Restructuring Support Agreement (as defined in the forbearance and ninth amendment agreement) by May 1, 2016;

•	The requirement to close an Acceptable Out of Court Restructuring (as defined in the forbearance and ninth amendment agreement) by May 31, 2016;

•

The requirement to make an interest payment by June 1, 2016 and to make other interest payments in the future until an out of court restructuring is reached or the Company receives the Revocation Notice; and

•	The requirement to have an Acceptable Pre-Arranged Chapter 11 Bankruptcy (as defined in the forbearance and ninth amendment agreement) closing date by June 15, 2016.

On July 25, 2016, counsel to the Consenting Term A Lenders confirmed by email correspondence on behalf of the Consenting Term A Lenders that the requirement to complete a the Stock Turnover Transaction is also covered by the waiver obtained by the Company on June 1, 2016 so that the Company is not required to effectuate a Stock Turnover Transaction until 24 hours following the date that the Consenting Term A Lenders notify the Company in writing that they revoke such waiver (the "Revocation Notice").

None of the Consenting Term A Lenders waived any of its rights and remedies under the forbearance and ninth amendment agreement or the financing agreement generally. Instead, the Consenting Term A Lenders agreed to not enforce such rights until 24 hours following receipt by the Company of a Revocation Notice.

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

Obligations Under Material Contracts

Except with respect to the loan obligations disclosed above, and the minimum amounts due under various lease arrangements for our stores, corporate headquarters and warehouse (which are more fully described in Note 5 of the Condensed Notes to the Consolidated Financial Statements contained herein), we have no material obligations to pay cash or deliver cash to any other party.

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

Inventory. Inventory consists of merchandise acquired for resale and is valued at the lower of cost or market, with cost determined on a FIFO basis, and includes costs to purchase and distribute the goods, net of any markdowns or volume discounts. We maintain reserves for potential obsolescence and shrinkage.

Vendor Allowances. We receive allowances from vendors in the normal course of business, including markdown allowances, purchase volume discounts and rebates, and other merchandise credits. Vendor allowances are recorded as a reduction of the vendor's product cost and are recognized in cost of sales as the product is sold.

Fair Value of Financial Instruments. Our management believes the carrying amounts of cash and cash equivalents, accounts receivable, and accounts payable and accrued expenses approximate fair value due to their short maturity.

Long-Lived Assets. Property and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred. Depreciation is provided using the straight-line method with estimated useful lives as indicate below:

Furniture and equipment	7 years
Software	3 years
Computer equipment	5 years
Leasehold improvements	15 years

Leasehold improvements are amortized using the straight-line method over the lesser of the estimated useful lives of the related assets or the leases term, and this amortization is included in depreciation.

Impairment of Long-Lived Assets. We review long-lived assets, including property and equipment, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on undiscounted cash flows. If long-lived assets are impaired, an impairment loss is recognized and is measured as the amount by which the carrying value exceeds the estimated fair value of the assets. The estimation of future undiscounted cash flows from operating activities requires significant estimates of factors that include future sales growth and gross margin performance. Management believes they have appropriately determined future cash flows and operating performance; however, should actual results differ from those expected, additional impairment may be required. No significant impairment charges have been recognized in fiscal 2016 or 2015.

Goodwill. Goodwill represents the excess of cost over the fair value of net assets acquired using acquisition accounting and is not amortized. Under FASB ASC 350, Intangibles - Goodwill and Other, goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives. On at least an annual basis, management assesses whether there has been any impairment in the value of goodwill by first comparing the fair value to the net carrying value. If the carrying value exceeds its estimated fair value, a second step is performed to compute the amount of the impairment. An impairment loss is recognized if the implied fair value of the asset being tested is less than its carrying value. In this event, the asset is written down accordingly. The fair values of goodwill impairment testing are determined using valuation techniques based on estimates, judgments and assumptions management believes are appropriate in the circumstances. At December 31, 2015, we took a $40.6 million goodwill impairment charge.

Finance Costs, Net. We are a party to debt agreements that contain non-interest fees and expenses, such as underwriting and covenant waiver fees. These fees are accrued as incurred and amortized over the life of the financing agreement.

Revenue Recognition. We derive revenues from sale of merchandise and upon the following: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered, (3) the seller's price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

Cost of Goods Sold. Cost of goods sold consists primarily of the merchandise cost of products sold, including inbound freight, duties and packaging.

Recent Accounting Pronouncements

See Note 2 to our unaudited condensed consolidated financial statements included elsewhere in this report.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Ms. Lisa Berman, and Chief Financial Officer, Ms. Janet Mathews, of the effectiveness of the design and operation of our disclosure controls and procedures, as of June 30, 2016. Based upon, and as of the date of this evaluation, Mmes. Berman and Mathews determined that, because of the material weaknesses described in Item 9A "Controls and Procedures" of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we are still in the process of remediating as of June 30, 2016, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of June 30, 2016, our management identified material weaknesses associated with separation of duties, software and system process documentation and testing, and other internal control testing. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, our management has identified the steps necessary to address the material weaknesses and will continue with the design and implementation of remedial procedures to address these weaknesses, and the replacement and upgrade of its computer systems as resourced become available. Certain changes associated with the lack of separation of duties will not be implemented until we have restructured our debt and are able to hire the additional staff necessary to bring our Company into compliance.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the second quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any equity securities during the second quarter of fiscal year 2016 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

During the three-month period ended June 30, 2016, we did not repurchase any shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

We have no information to disclose that was required to be in a report on Form 8-K during the second quarter of fiscal year 2016, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

10.1

Forbearance and Ninth Amendment Agreement, dated as of February 22, 2016 (incorporated by reference to Exhibit 10.31 to the Form 10-K filed by the Company with the Securities and Exchange Agreement on April 14, 2016)

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

PEEKAY BOUTIQUES, INC.

Date: August 9, 2016	By:	/s/ Lisa Berman
	Name:	Lisa Berman
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Janet Mathews
	Name:	Janet Mathews
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Forbearance and Ninth Amendment Agreement, dated as of February 22, 2016 (incorporated by reference to Exhibit 10.31 to the Form 10-K filed by the Company with the Securities and Exchange Agreement on April 14, 2016)

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

