Form 10-Q
period 2016-09-30
Peekay Boutiques, Inc.
filed 2016-11-15
CIK 1595552

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

The number of shares outstanding of each of the issuer’s classes of common stock, as of November 14, 2016 is as follows:

Class of Securities	Shares Outstanding
Common Stock, $0.0001 par value	600,949

Peekay Boutiques, Inc.

Quarterly Report on Form 10-Q

 Period Ended September 30, 2016

2

PART I

FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

3

PEEKAY BOUTIQUES, INC.

CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$2,260,337	$899,205
Accounts receivable	19,721	48,630
Inventory, net of allowances	4,548,927	4,659,487
Prepaid expenses and other	359,471	374,766
Total current assets	7,188,456	5,982,088

Property and equipment, net	1,299,520	1,599,312
Finance costs, net	-	305,313
Deposits and other	684,881	683,036

TOTAL ASSETS	$9,172,857	$8,569,749

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities
Accounts payable	$2,131,930	$2,168,208
Accrued expenses	1,169,587	1,808,387
Accrued interest and loan fees	10,775,707	3,268,584
Customer deposits	440,154	584,818
Short-term debt	50,915,939	47,515,939
Total current liabilities	65,433,317	55,345,936

Long-term debt	-	3,400,000
Deferred tax liabilities, net and other	950,931	2,477,286

TOTAL LIABILITIES	66,384,248	61,223,222

STOCKHOLDERS’ EQUITY (DEFICIT)
Common stock, $0.0001 par value, 50,000,000 shares authorized, 600,949 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	60	60
Preferred stock, $0.0001 par value, 10,000,000 shares authorized, no shares outstanding	-	-
Additional paid-in capital	796,535	796,535
Retained earnings (deficit)	(58,007,986)	(53,450,068)
TOTAL EQUITY (DEFICIT)	(57,211,391)	(52,653,473)

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$9,172,857	$8,569,749

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in Form 10-K for the fiscal year ended December 31, 2015, are an integral part of these financial statements.

PEEKAY BOUTIQUES, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015

REVENUE	$9,547,953	$9,684,107	$30,037,691	$30,886,743
Cost of goods sold	3,492,535	3,457,210	10,842,270	11,051,591

GROSS PROFIT	6,055,418	6,226,897	19,195,421	19,835,152

OPERATING EXPENSES
Selling, general and administrative expenses	4,895,362	5,458,441	15,183,781	16,451,427
Depreciation and amortization	677,174	1,352,556	2,400,408	2,899,032

OPERATING INCOME (LOSS)	482,882	(584,100)	1,611,232	484,693

OTHER INCOME (EXPENSE)
Other income (expense)	(111,009)	9,463	(401,953)	13,123
Interest income (expense)	(1,950,891)	(1,667,329)	(5,633,097)	(4,965,946)
Total other income (expense)	(2,061,900)	(1,657,866)	(6,035,050)	(4,952,823)

INCOME TAX EXPENSE	45,000	23,670	134,100	70,670

NET LOSS	$(1,624,018)	$(2,265,636)	$(4,557,918)	$(4,538,800)

LOSS PER SHARE (BASIC AND DILUTED):

Loss per share attributable to common shareholders	$(2.70)	$(3.78)	$(7.58)	$(7.59)
Weighted average shares outstanding during period	600,949	598,946	600,949	597,711

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in Form 10-K for the fiscal year ended December 31, 2015, are an integral part of these financial statements.

PEEKAY BOUTIQUES, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30, 2016	September 30, 2015

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,557,918)	$(4,538,800)
Adjustments to reconcile net loss to net cash flows from operating activities:
Depreciation and amortization	2,400,408	2,899,032
Original loan issue discount amortization	-	150,319
Changes in operating assets and liabilities
Net change in accounts receivable	28,909	56,200
Net change in inventory	110,560	504,157
Net change in prepaid and other assets	13,450	(86,852)
Net change in accounts payable & accrued liabilities	3,365,723	1,665,912
Net cash flow provided by operating activities	1,361,132	649,968

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property and equipment	-	(111,772)
Net cash flow (used in) investing activities	-	(111,772)

CASH FLOWS FROM FINANCING ACTIVITIES
Loan waiver fees disbursed to lenders	-	(668,779)
Shareholder contributions (distributions)	-	8,193
Net cash flow used in financing activities	-	(660,586)

NET INCREASE (DECREASE) IN CASH	1,361,132	(122,390)

Cash and cash equivalents, beginning of period	899,205	1,126,887
Cash and cash equivalents, end of period	$2,260,337	$1,004,497

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Income taxes paid	$57,543	$33,844
Interest paid	$1,317,353	$4,075,937

The accompanying condensed notes, together with the Notes to Consolidated Financial Statements contained in Form 10-K for the fiscal year ended December 31, 2015, are an integral part of these financial statements.

PEEKAY BOUTIQUES, INC.

CONDENSED NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Description of Business

At the close of business on December 31, 2014, Christals Acquisition, LLC, a Delaware limited liability company (“Christals Acquisition”) and its members entered into a securities exchange agreement (“Exchange Agreement”) with Dico, Inc. a Nevada corporation (the “Company”), pursuant to which the Company acquired 100% of the issued and outstanding equity capital of Christals Acquisition in exchange for 420,812 shares of the Company’s common stock, par value $0.0001 per share, which constituted 70.5% of the issued and outstanding capital stock on a fully-diluted basis as of and immediately after the consummation of the transactions contemplated by the Exchange Agreement. In addition, at the closing of the share exchange, Christals paid the Company $350,000 in cash, which was immediately used for the following purposes (i) to pay down all of the Company’s outstanding liabilities, (ii) $308,436 of this cash was used as a partial payment toward the redemption of a total of 2,500,000 of the Company’s restricted shares from David Lazar, the former Chief Operating Officer and Secretary of the Company, pursuant to a redemption agreement entered into with Mr. Lazar on December 31, 2014, and (iii) to satisfy aggregate purchase price payable to holders of a total of 175,433 shares of the Company’s common stock, which shares were transferred to the members of Christals Acquisition as a condition to the closing of the exchange transaction. In addition to receiving the $308,436 payment for the redemption of his 2,500,000 shares of the Company’s common stock, the Company also transferred to Mr. Lazar the remaining inventory of loose diamonds pursuant to a bill of sale and assignment agreement as the balance of the consideration for the redemption of his shares. Immediately following the closing of the exchange transaction and the related transactions described above, the former members of Christals Acquisition and certain equity owners of such members who immediately received distributions of such securities, became the owners of 596,245 shares of the Company’s common stock, constituting 99.9% of the Company’s issued and outstanding common stock as of such closing. For accounting purposes, the exchange transaction with Christals Acquisition was treated as a reverse acquisition, with Christals Acquisition as the acquirer and the Company as the acquired party. In January 2015, Dico, Inc. changed its name to Peekay Boutiques, Inc. On October 28, 2015, the Company effected a one-for-six reverse split of its authorized and outstanding common stock, and all share and per share information has been adjusted to reflect this reverse split.

Christals Acquisition was formed in January 2012 to acquire existing limited liability companies operating retail stores in the sexual health and wellness category. The financial statements of the Company include the following fully owned subsidiaries: Christals Acquisition, Peekay Acquisition, LLC, Peekay SPA, LLC; ZJ Gift F-2, LLC, ZJ Gift F-3, LLC, ZJ Gifts F-4, LLC, ZJ Gifts F-5, LLC, ZJ Gifts F-6, LLC, ZJ Gifts I-1, LLC, ZJ Gifts M-1, LLC, ZJ Gifts M-2, LLC, and ZJ Gifts M- 3, LLC, which operate stores in Iowa, Texas and Tennessee under the Christals brand; and Peekay, Inc., ConRev, Inc., Condom Revolution, Inc. and Charter Smith Sanhueza Retail, Inc., which operate stores in Washington, Oregon and California under the Lovers, ConRev and A Touch of Romance brands.

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

The ability of the Company to continue its operations and execute its business plan is dependent on its ability to refinance this debt and/or to raise sufficient capital to pay this debt and other obligations as they come due (or are extended through a refinancing) and to provide sufficient capital to operate its business as contemplated. The Company continues to explore options to refinance or restructure the debt, to raise additional equity capital through a private or public placement of securities, or to complete a strategic transaction.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Information regarding significant accounting policies relating to the Company and its subsidiaries is contained in Note 2, “Significant Accounting Policies,” to the financial statements of the Company contained in the Annual Report on Form 10-K for the year ended December 31, 2015. Presented below in this and the following notes is supplemental information that should be read in conjunction with “Notes to Financial Statements” in the Annual Report on Form 10-K.

Basis of Presentation

The accompanying unaudited consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”), for interim financial information and include the accounts of the Peekay Boutiques, Inc. and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation. In the opinion of management, the accompanying consolidated financial statements reflect all adjustments, which are of a normal recurring nature, necessary to fairly state the financial position and results of operations and cash flows for the interim periods presented.

The Company’s business is subject to seasonal fluctuation. Significant portions of the Company’s net revenue and operating income are realized during the first and fourth quarters of the fiscal year, corresponding to the Valentine Day and Holiday shopping seasons, respectively. The results of the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the fiscal year ending December 31, 2016, or for any other future interim period or for any future year.

These interim consolidated financial statements and the related notes should be read in conjunction with the consolidated financial statements and notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Company’s most significant area of estimation and assumption is:

•	the determination of the appropriate amount and timing of markdowns to clear unproductive or slow-moving retail inventory and overall inventory obsolescence;

Recent Accounting Pronouncements and Account Changes

In February of 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. We are currently evaluating the impact of our pending adoption of the new standard on our consolidated financial statements.

Our Company made no accounting changes during the three months ended September 30, 2016.

NOTE 3 – NOTES PAYABLE

Unsecured Subordinated Promissory Notes

Acquisition of the Christals Stores - On October 9, 2012, Christals Acquisition issued four promissory notes, two at $1,550,000 and two at $150,000 to the former owners of the Christals stores. These notes bear interest at a rate of 12% and are due at maturity on January 7, 2017. Interest is only payable prior to note maturity, if the stores sold as part of the agreement reach a certain quarterly EBITDA threshold. During 2014 and 2015, the stores reached that threshold for one quarter and $45,000 in interest was paid to the holders. These notes are subject to certain covenants that are defined in the purchase agreement.

Acquisition of the Peekay Stores - On December 31, 2012, Peekay Acquisition, LLC (“Peekay Acquisition”) and Peekay SPA, LLC, each a Delaware limited liability company, jointly and severally promised to pay to certain subordinated lenders the principal amount of $6,000,000 and $3,300,000 pursuant to a Common Stock Purchase Agreement, dated as of December 31, 2012, with interest at the rate of 9% and 12% per annum respectively. The notes mature on December 31, 2016. Subject to certain subordination provisions and all other rights of the Company’s senior creditors, all unpaid principal, together with any then unpaid and accrued interest and other amounts payable thereunder, will be due and payable in cash on the earlier of the maturity date, and the date when, upon the occurrence and during the continuance of an event of default, such amounts are declared due and payable in cash by a majority of the lenders or become automatically due and payable in cash thereunder, in each case, in accordance with the terms thereof. Accrued but unpaid interest shall be compounded quarterly on each March 1, June 1, September 1, and December 1, commencing on March 1, 2013 (each such date an “Interest Payment Date”). All such interest shall be paid by accretion thereof to the outstanding principal balance of the notes as PIK interest. Notwithstanding anything herein to the contrary, on each Interest Payment Date, 45% of the interest then accrued in respect to the three months then ending shall be due as cash interest, and if permitted by provisions of the subordination agreement, shall be payable as cash interest rather than PIK interest. By giving the subordinated lender five days written notice, the Company may prepay the debt, in whole or in part, without penalty or premium, with amounts paid applied to accrued, unpaid interest and then to principal. These notes contain certain covenants that restrict the amount of distributions and dividends that the Company can make.

On February 22, 2016, the Company entered into a Forbearance Agreement to the Financing Agreement, whereby all payments to the subordinated note holders are prohibited until the amounts due under the Financing Agreement have been paid in full or otherwise satisfied.

Financing Agreement

On December 31, 2012, Christals Acquisition, Peekay Acquisition and the subsidiaries of Christals Acquisition and Peekay Acquisition (the “Loan Parties”), as the borrowers and guarantors, entered into a financing agreement with Cortland Capital Marketing Services, LLC, as collateral agent for the several secured lenders.

The lenders made a term loan to the borrowers initially in the aggregate principal amount of $38,215,939, consisting of a tranche A term loan for the principal amount of $27,000,000, which matured on December 27, 2015, and bears interest at a rate of 12% per annum, and a tranche B term loan for the principal amount of $11,215,930, which matured on December 27, 2015, and bears interest at a rate of 15% per annum. The maturity date of the loans made under the financing agreement was extended to February 15, 2016 pursuant to the eighth amendment to the financing agreement, which is described below. The proceeds of the loans were used to repay then existing indebtedness, to finance a portion of the purchase price payable in connection with our acquisition of Peekay, Inc. (“Peekay”) and Conrev, Inc. (“Conrev”), to fund working capital requirements and to pay fees and expenses related to the Peekay and Conrev acquisition.

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

The financing agreement contains several financial covenants and other affirmative and negative covenants, including, without limitation, the following:

•	a requirement to maintain a leverage ratio during each fiscal quarter of the loan, which leverage ratio is 3.00:1.00 for the fiscal quarter ended December 31, 2015, where leverage ratio is defined as the ratio of (a) aggregate principal amount of the term A loans and term B loans outstanding and the aggregate principal amount of any other loans outstanding under the financing agreement to (b) the twelve trailing month consolidated EBITDA for such period;

•	a requirement to have liquidity of not less than $1,500,000, where liquidity is defined as cash of Peekay Acquisition and its subsidiaries that is unrestricted less payables of Peekay Acquisition and its subsidiaries aged 60 days or greater and held checks of Peekay Acquisition and its subsidiaries at such time;

•	a requirement to provide financial reports and other information to the lenders and to permit the lenders to inspect and audit our business;

•	a requirement to maintain a key man life insurance policy for $2,000,000 on the life of our Chief Executive Officer.

•	a restriction on incurring any liens on the property and other assets of the borrowers;

•	a restriction on incurring any indebtedness other than specified permitted indebtedness described in the financing agreement;

•	a restriction on winding up, liquidating our business, merging or consolidating with another person or selling or licensing all or any part of its business other than sales of inventory in the ordinary course of business subject to the other limitations in the financing agreement, licensing on a nonexclusive basis of intellectual property rights in the ordinary course of business, dispositions of cash and cash equivalents in the ordinary course of business and in a manner not prohibited by the financing agreement, leasing or subleasing of assets in the ordinary course of business, disposing of obsolete or worn-out equipment in the ordinary course of business with certain limitations, and selling or otherwise disposing of other property or assets for cash in an aggregate amount not less than the fair market value of such property or assets with certain limitations;

•	a restriction on making changes in the nature of our business;

•	a restriction on making loans, advances or investments except for certain specified permitted investments;

•	a restriction on the types of leases that can be entered into;

•	a restriction on amount of capital expenditures that can that can be made in any fiscal quarter, which for fiscal year 2015 is $1,000,000 plus any carryover amount relating to prior fiscal quarters;

•	a restriction on entering into transactions with affiliates with certain exceptions;

•	a restriction on the borrowers paying dividends (other than dividends payable in equity interests) or other distributions, making repurchases or redemptions of equity interests, making any payment or retiring any warrants, options or other similar rights, or paying any management fees other than paying dividends or distributions necessary to cover tax obligations, if there is no event of default, paying dividends or distributions sufficient to pay accrued and unpaid interest on the Peekay and Christals Acquisition outstanding subordinated seller notes with certain specified limitations, and so long as there is no event of default, paying dividends or distributions for payment of permitted management fees;

•	a restriction on the borrowers or guarantors issuing equity interests with certain exceptions;

•	a restriction on amending the terms of, or prepaying, any indebtedness;

•	a restriction on (a) the number of new stores that the borrowers may open that is limited to five new stores in the aggregate, provided that the borrowers may thereafter open up follow-on stores if the first five stores had gross sales of at least $40,000 per month and a minimum of 30% store level EBITDA (after certain adjustments) on average and over a period of six consecutive calendar months (such test being referred to as the last store test) and the first five stores and all such follow-on stores on average satisfy the last store test, (b) the size of new stores, which cannot exceed 3,500 square feet or have an opening budget of more than $175,000 or rent payable in excess of $35 per square foot, and (c) the overall opening of stores to no more than 20 stores in any calendar year with the ability to carryover to the next year any shortfall in aggregate store openings; and

•	a restriction on the borrowers’ ability to acquire inventory to the extent that after acquiring such inventory the aggregate value (based on cost) of total inventory owned by the borrowers would exceed (i) the historical seasonally adjusted store-level stock amount of $175,000, multiplied by (ii) the number of stores expected to be in operation on the last business day of the current calendar month.

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

At the same time, we entered into the fifth amendment to the financing agreement to obtain the fifth covenant waiver, we also entered into a sixth amendment to our financing agreement. The sixth amendment will only become effective if we close our proposed underwritten public offering as described in the Company’s registration statement on Form S-1 (Registration No. 333-203870) (the “Public Offering”) and satisfy the other conditions to the sixth amendment, which are described below. We refer to the date that the sixth amendment becomes effective as the sixth amendment effective date. On the sixth amendment effective date the financing agreement will be further modified as follows:

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

Since the Company was unable to repay the debt on the maturity date, the interest rate charged on both Term A and Term B debt was increased to 14% and 17% per annum, respectively, effective on the maturity date. On February 22, 2016, we and certain of the Company’s senior secured lenders (the “Consenting Term A Lenders”) entered into the forbearance and ninth amendment agreement. The forbearance and ninth amendment agreement further amends the financing agreement as described below.

The forbearance and ninth amendment agreement provides the Loan Parties with necessary forbearance from the enforcement by the secured lenders of default-related rights and remedies with respect to existing financing agreement defaults of the Loan Parties specified in the forbearance and ninth amendment agreement (the “Specified Defaults”) until July 31, 2016.

Under the forbearance and ninth amendment agreement, the Loan Parties have the following obligations, among others. As applicable, after each obligation identified below, we are disclosing our current compliance status.

•	The Company must appoint an independent director nominated by the Consenting Term A Lenders to the Board of Directors of the Company and the applicable equivalent Board of each of the Company’s subsidiaries. On February 22, 2016, the Loan Parties appointed Matthew R. Kahn as independent director in satisfaction of this requirement.

•	The Company must adopt a policy (the “Board Policy”) of (i) scheduling meetings of the Board of Directors at least every two weeks from and after February 22, 2016 and until the Term A Loans and Term B Loans (each as defined in the financing agreement) have been indefeasibly paid in full in cash or otherwise restructured in a manner acceptable to the Consenting Term A Lenders, (ii) requiring management to present the Board of Directors of the Company with frequent updates as to the condition of the business and the status of the milestones described in the forbearance and ninth amendment agreement, and (iii) requiring management to provide prompt responses to the questions of any member of the Board of Directors. The Company adopted the Board Policy on February 24, 2016 in satisfaction of this requirement.

•	The Loan Parties must enter into deposit account control agreements requested by the Consenting Term A Lenders, and the Loan Parties complied with this requirement.

•	The Loan Parties must retain an investment bank acceptable to the Consenting Term A Lenders on terms and conditions acceptable to the Consenting Term A Lenders, to advise the Loan Parties in connection with a Qualified Refinancing and/or Qualified Private Sale. A Qualified Refinancing is generally defined in the forbearance and ninth amendment agreement as a refinancing transaction resulting in cash proceeds that are sufficient to pay all obligations of the Term A Lenders or that is otherwise acceptable to the Consenting Term A Lenders and the independent director and a Qualified Private Sale is generally defined in the forbearance and ninth amendment agreement as a sale of all or a portion of the Loan Parties that results in net proceeds that are sufficient to pay all obligations of the Term A Lenders or that is otherwise acceptable to the Consenting Term A Lenders and the independent director. The Company engaged an investment bank on February 22, 2016 in satisfaction of this requirement.

•	The Loan Parties must provide the collateral agent and the Consenting Term A Lenders with an updated perfection certificate on or before February 29, 2016. The Company delivered a perfection certificate on February 29, 2016.

•	The Company must issue warrants to the Consenting Term A Lenders for the purchase of up to an aggregate of 2.5% of the common shares of the Company on a fully diluted basis. See below for further discussion of this requirement.

•	The Loan Parties must pay an amendment fee to each Consenting Term A Lender equal to 0.25% of the aggregate principal amount of such Consenting Term A Lender’s outstanding loans (both Term A Loans and Term B Loans). The Loan Parties paid the amendment fee in satisfaction of this requirement.

•	The Company and Loan Parties must pay the reasonable fees and expenses of counsel and other costs and expenses requested by the Consenting Term A Lenders and up to $15,000 in costs and expenses to the Term B Lenders. The Loan Parties initially paid a $150,000 retainer to the counsel of the Consenting Term A Lenders, as required, and have subsequently paid fees and expenses for both the Consenting Term A Lenders and Term B Lenders in accordance with the terms of the Forbearance Agreement.

•	The Loan Parties must enter into a non-binding term sheet, on terms and conditions that are acceptable to the Consenting Term A Lenders, with respect to a Step Two Restructuring Transaction by March 15, 2016. A Step Two Restructuring Transaction is generally defined in the forbearance and ninth amendment agreement as an out-of-court restructuring on terms and conditions acceptable to the Consenting Term A Lenders or a pre-arranged Chapter 11 bankruptcy on terms and conditions acceptable to the Consenting Term A Lenders. On May 31, 2016, the Company delivered a proposal to the Consenting Term A Lenders outlining a Step Two Restructuring Transaction for their review and consideration. See below for further discussion of this requirement.

•	The Company is required to consummate before April 15, 2016 a Step One Restructuring Transaction, which consists of either an initial public offering where the allocation of proceeds is approved by the Consenting Term A Lenders and the independent director, a Qualified Refinancing, or a Qualified Private Sale, as described above. If a Step One Restructuring Transaction has not been consummated on or before April 15, 2016, the Company and the holders of at least two-thirds of the aggregate principal amount of the Company’s outstanding subordinated seller notes must enter into a restructuring support agreement in form and substance acceptable to the Consenting Term A Lenders in order to implement the Step Two Restructuring Transaction. The Company continues to use its commercially reasonable efforts to seek to accomplish a Step One Restructuring Transaction and the Lenders have granted the Company a rolling extension to the April 15, 2016 deadline.

•	Starting on February 15, 2016, the Loan Parties must pay interest at the default rate under the financing agreement (generally equal to the applicable rate plus 2.00%). This default interest must be paid in cash to the Term A Lenders, and accrued and added to the principal balance for Term B Loans. The Loan Parties complied with this requirement through May 31, 2016, at which time the cash payment of the Term A interest was suspended. See below for further discussion of this requirement.

•	Upon request by the Consenting Term A Lenders, the existing engagement letter between the Loan Parties and the consulting firm engaged to provide a chief restructuring officer must be amended to include additional services and responsibilities requested by the Consenting Term A Loans which are consistent with the fiduciary duties of the Company and the Loan Parties. There have been two additional amendments to the engagement letter that were requested by the Consenting Term A Lenders, and accommodated by the Company. Upon an additional request by the Consenting Term A Lenders, the Company intends to continue to comply with this requirement.

•	The Loan Parties must provide cash forecasts starting February 29, 2016 and every twenty days after the last day of each calendar month for the upcoming 13-week period. Starting March 16, 2016, the Loan Parties must also provide a bi-weekly report stating their actual cash receipts and disbursements for the immediately preceding week and a reconciliation between actual and projected cash receipts and disbursements and explanation for causes for variations. The Company has complied with this requirement and does not expect any compliance issues with respect to the same in the future.

•	The Loan Parties are prohibited from making any cash payments for accrued and unpaid interest on or principal of the outstanding subordinated seller notes. The Company intends to comply with this requirement and does not expect any compliance issues with respect to the same.

•	Unless a Step One Restructuring Transaction or a Step Two Restructuring Transaction has occurred or the Term A Loans and the Term B Loans have been paid in full in cash or otherwise restructured in a manner acceptable to the Consenting Term A Lenders prior to the first to occur of a Termination Event or the outside date of July 31, 2016, the Company must deliver the membership interests of Christals Acquisition to the collateral agent of for further distribution to the Term A Lenders and Term B Lenders in a manner consistent with the financing agreement. A Termination Event is generally defined in the forbearance and ninth amendment agreement as a default or event of default other than the Specified Defaults, a failure to comply with the other requirements of the forbearance and ninth amendment agreement, the pursuit of an alternative transaction that is inconsistent with the forbearance and ninth amendment agreement as determined by the Consenting Term A Lenders, the breach of any representation or warranty in the forbearance and ninth amendment agreement and certain other breaches or defaults specified in the forbearance and ninth amendment agreement. The Company continues to pursue all options to find an acceptable resolution, including the pursuit of a Step One Restructuring Transaction, and is awaiting a response from the Consenting Term A Lenders on the Step Two Restructuring Proposal that was submitted by the Company on May 31, 2016. See below for further discussion of this requirement.

On March 14, 2016, counsel to the Consenting Term A Lenders confirmed by email correspondence on behalf of the Consenting Term A Lenders that the Consenting Term A Lenders agreed to a ten-day extension of the deadline to grant the Warrants and enter into a Step Two Restructuring Term Sheet (as defined in the forbearance and ninth amendment agreement) until March 24, 2016. This extension was conditioned on the agreement by the Company and the Loan Parties of the following conditions, which conditions were accepted by the Company and the other Loan Parties:

•	The Company and its subsidiaries will not amend the compensation arrangements of their key employees, executives, officers and directors without the prior written consent of the Consenting Term A Lenders.

•	Upon receipt of Indication of Interest letters or other communications from third parties with respect to a potential Step One Restructuring Transaction, all such communications will be promptly provided to the Consenting Term A Lenders and their counsel.

•	In addition to the requirement in Section 3(e) of the forbearance and ninth amendment agreement for periodic updates, the Consenting Term A Lenders may from time to time contact executives, officers and directors of the Company and its subsidiaries to discuss the business of the Company and its subsidiaries and their ongoing restructuring efforts.

On March 24, 2016, counsel to the Consenting Term A Lenders confirmed by email correspondence on behalf of the Consenting Term A Lenders that the Consenting Term A Lenders agreed to further extend the deadline to grant the warrants and enter into the Step Two Restructuring Term Sheet until March 30, 2016.

On March 31, 2016, counsel to the Consenting Term A Lenders confirmed by email correspondence on behalf of the Consenting Term A Lenders that the Consenting Term A Lenders agreed to further extend the deadline to grant the warrants and enter into the Step Two Restructuring Term Sheet until April 11, 2016. After April 11, 2016, this extension will automatically renew unless the Company receives 24 hours’ notice from the Consenting Term A Lenders of the termination of the extension. In connection with this additional waiver, the Company agreed to the following conditions:

•	On or before the close of business on April 1, 2016, the Company shall make an interest payment to the Term A Lenders in the amount of $325,500. The Company has complied with this requirement.

•	On or before the close of business on April 1, 2016, the Company shall wire $75,000 to counsel to the Consenting Term A Lenders, as a retainer pursuant to the terms of the Engagement Letter dated as of January 27, 2016 between counsel to the Consenting Term A Lenders, the Company and the Consenting Term A Lenders. The Company wired these fees on April 1, 2016. As previously reported by the Company in a current report on Form 8-K filed with the SEC on February 26, 2016, the Company was required to agree to pay the reasonable fees and expenses of counsel to the Consenting Term A Lenders under the forbearance and ninth amendment agreement.

•	No further extension shall be provided unless the Company shall have entered into an engagement letter with a Chief Restructuring Officer on or before April 11, 2016, which engagement letter shall be in form and substance acceptable to the Consenting Term A Lenders. The Company complied with this requirement on April 21, 2016.

•	Counsel to the Consenting Term A Lenders also confirmed by email correspondence that its clients will not require the Company to make further administrative agent fee payments to Cortland Capital Market Services LLC until a further agreement has been reached as to its fee.

On June 1, 2016, counsel to the Consenting Term A Lenders confirmed by email correspondence on behalf of the Consenting Term A Lenders that the Consenting Term A Lenders agreed not to enforce their rights to require the Company and the Loan Parties to perform their obligations under the forbearance and ninth amendment agreement and the financing agreement generally or to meet the deadlines specified therein, including without limitation, the obligations and deadlines itemized below, until 24 hours following the date that the Consenting Term A Lenders notify the Company in writing that they revoke such waiver (the “Revocation Notice”). This agreement was subject to the payment by the Company to counsel to the Consenting Term A Lenders of a $100,000 retainer which will be applied in the ordinary course to pay for legal services rendered and to be rendered by such firm on behalf of the Consenting Term A Lenders in connection with the restructuring efforts. The Company paid the $100,000 retainer on June 1, 2016.

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

On July 25, 2016, counsel to the Consenting Term A Lenders confirmed by email correspondence on behalf of the Consenting Term A Lenders that the requirement to complete a the Stock Turnover Transaction is also covered by the waiver obtained by the Company on June 1, 2016 so that the Company is not required to effectuate a Stock Turnover Transaction until 24 hours following the date that the Consenting Term A Lenders notify the Company in writing that they revoke such waiver.

None of the Consenting Term A Lenders waived any of its rights and remedies under the forbearance and ninth amendment agreement or the financing agreement generally. Instead, the Consenting Term A Lenders agreed to not enforce such rights until 24 hours following receipt by the Company of a Revocation Notice.

On September 30, 2016, the lenders agreed to waive compliance by the Loan Parties to use their best efforts to maintain with a responsible insurance company “key man” life insurance with respect to Lisa Berman (as successor officer to Barry Soosman) and the borrowers to pay to the Term A Agent (as defined in the financing agreement) for its own account, quarterly in arrears on the last day of each calendar quarter and on the date the obligations are paid in full, an administrative fee in the amount of $15,000 (or a pro rata portion in the case of the final payment of such fee).

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

Minimum lease payments under operating leases are as follows:

Year	Amount

2016	$4,361,682
2017	3,941,061
2018	2,992,068
2019	2,108,697
2020	1,510,957
Thereafter	1,939,837
Total	$16,854,302

NOTE 6 – SUBSEQUENT EVENTS

We evaluated all events or transactions that occurred after December 31, 2015 through November 14, 2016, the date we issued these statements. During this period, except as described below, we did not have any material subsequent events that impacted our financial statements, which are not already disclosed herein.

On November 11, 2016, we entered into an investment banking engagement agreement, which we refer to as the engagement letter, with SSG Advisors, LLC and its affiliated broker-dealer SSG Capital Advisors, LLC, or SSG, and Lake Street Capital Markets, or Lake Street, who along with SSG, we refer to as the advisors. Pursuant to the engagement agreement, we engaged the advisors for advice and investment banking services on an exclusive basis in connection with the sale of our business or some part(s) of our business, which we refer to as a sale, and/or a restructuring of our balance sheet with existing stakeholders and lenders, which we refer to as a restructuring. In addition, upon our request the advisors will also provide certain financial advisory services as well as valuation services. We agreed to give the advisors exclusive authority to initiate and conduct discussions and assist and advise us regarding prospective purchasers. We also agreed to identify to the advisors all prospective purchasers and investors who had been in contact prior to the date of the engagement agreement, and all prospective purchasers who come in contact with us during the term of the engagement agreement. We may reject any proposed sale or restructuring regardless of the proposed terms.

The engagement agreement requires us to pay to the advisors the following fees. A fee of $25,000, or the initial fee, which was due and payable to SSG upon the execution of the engagement agreement, and monthly fees of $25,000, or the monthly fees, which are due and payable each month beginning November 2016 and continuing during the term of the engagement agreement. The advisors will seek to identify an interested purchaser of our company and the fee payable to the advisors for the sale will be dependent upon whether there any other interested purchasers that make a bid higher than the initial purchaser’s bid, which we refer to as an overbid. The fees payable upon a sale range from $300,000 to $480,000 plus 5.0% of any overbid with credits for the initial fee and monthly fees. In the case of a restructuring with our lenders instead of a sale, SSG would be entitled to a fee equal to $300,000. We will not be required to pay both a sale fee and a restructuring fee. The initial fee and the monthly fees would also be credited against the restructuring fee. Finally, if we request financial advisory services, we would be required to pay an additional fee of $250,000 and if we request a valuation, we would be required to pay an additional fee of $50,000. In addition to the above fees, the advisors will be entitled to reimbursement for all reasonable out-of-pocket expenses incurred in connection with the subject matter of the engagement agreement.

The engagement agreement term will be six months and then may be terminated by either party upon 30 days’ written notice to the other, except that either party may terminate the engagement agreement immediately upon the closing of a sale or restructuring. If a sale or restructuring occurs within twelve months of the termination of the engagement agreement with a party with whom the Advisors had contact during the term of the engagement agreement, then we would remain obligated to pay a sale fee as calculated above.

Also on November 11, 2016, we entered into an engagement agreement, which we refer to as the Traverse engagement agreement, with Traverse LLC, or Traverse, for certain restructuring consulting services. These services will include Traverse making available to the Company a Chief Restructuring Officer, or CRO, and other employees of Traverse, who we refer to as the additional personnel, as required to assist the CRO in providing these services. The CRO and the additional personnel will report to and take direction from the Company’s board of directors to provide comprehensive support to the Company with respect to its pursuit of restructuring alternatives. The Company will pay a fixed monthly fee of $50,000 and a security retainer advance of $25,000. The Traverse engagement agreement will have a term of six months but may be terminated by either party upon thirty days’ prior written notice to the other.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Special Note Regarding Forward Looking Statements

In addition to historical information, this report contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. We use words such as “believe,” “expect,” “anticipate,” “project,” “target,” “plan,” “optimistic,” “intend,” “aim,” “will” or similar expressions which are intended to identify forward-looking statements. Such statements include, among others, those concerning market and industry segment growth and demand and acceptance of new and existing products; any projections of sales, earnings, revenue, margins or other financial items; any statements of the plans, strategies and objectives of management for future operations; any statements regarding future economic conditions or performance; any statements about potential financing transactions, debt restructurings, or transactions with strategic partners, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and involve risks and uncertainties, including those identified in Item 1A “Risk Factors” included in Exhibit 99.1 to our Annual Report on Form 10-K filed April 14, 2016, as well as assumptions, which, if they were to ever materialize or prove incorrect, could cause the results of our company to differ materially from those expressed or implied by such forward-looking statements.

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

Our mission is to provide a warm and welcoming retail environment for individuals and couples to explore sexual wellness.

Principal Factors Affecting our Financial Performance

Our operating results are primarily affected by the following factors:

•	Our ability to continue to operate under a forbearance agreement with our senior secured lenders and ultimately restructure or refinance our senior secured indebtedness;

•	Current economic conditions and their impact on customer spending levels;

•	Our current leverage ratio and minimum liquidity and our ability to continue to obtain waivers or forbearance from our lenders as needed or to refinance our existing indebtedness.

•	Competition;

•	Effectiveness of our customer acquisition and retention marketing programs;

•	The sourcing and introduction of new products and brands;

•	Maintenance and/or enhancement of our current vendor relationships and product margins;

•	Our ability to respond on a timely basis to changes in consumer preferences and/or the marketplace;

•	The location, timing and number of new stores; and

•	Our ability to increase traffic, conversion and the average ticket value in our existing stores.

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

Going Concern

Our auditor has raised substantial doubt about our ability to continue as a going concern. Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the liquidation of liabilities in the normal course of business. During 2014 and 2015, we incurred net losses of $4.2 million and $46.7 million (including a $40.6 million goodwill impairment charge), respectively. Our net losses are largely a result of interest expense on the approximately $51 million of debt, which exceeds the operating profits generated through the operations of our business. Approximately $38.2 million in senior secured debt matured on February 15, 2016, and we do not have the resources necessary to pay this debt and we have been unable to find replacement financing. We are currently operating under a forbearance and ninth amendment agreement providing for certain forbearance treatment with our lenders (see “– Liquidity and Capital Resources – Financing Agreement; Amendments and Waivers”), but we may be forced to file for bankruptcy and/or liquidate our assets if we are unable to meet the terms of the agreement or otherwise find a restructuring arrangement that is satisfactory to all parties. Our ability to continue our operations and execute our business plan is dependent on our ability to refinance this debt and/or to raise sufficient capital to pay this debt and other obligations as they come due (or are extended through a refinancing) and to provide sufficient capital to operate our business as contemplated. If we are unable to refinance our existing senior debt or raise equity capital we may have to cease operations and liquidate our assets and the holders of our equity may lose all or a significant portion of the value of their equity.

Emerging Growth Company

We qualify as an “emerging growth company” under the JOBS Act. As a result, we are permitted to, and intend to, rely on exemptions from certain disclosure requirements. For so long as we are an emerging growth company, we will not be required to:

•	have an auditor report on our internal controls over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act;

•	comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor's report providing additional information about the audit and the financial statements (i.e., an auditor discussion and analysis);

•	submit certain executive compensation matters to shareholder advisory votes, such as “say-on-pay” and “say-on-frequency;” and

•	disclose certain executive compensation related items such as the correlation between executive compensation and performance and comparisons of the CEO's compensation to median employee compensation.

Results of Operations

Comparison of Three Months Ended September 30, 2016 and 2015

The following table sets forth key components of our results of operations for the three months ended September 30, 2016 and 2015.

	Three Months Ended September 30, 2016		Three Months Ended September 30, 2015
	Amount (in thousands)	Percentage of Revenue	Amount (in thousands)	Percentage of Revenue
Net revenue	$9,548	100.0	$9,684	100.0
Cost of goods sold	3,493	36.6	3,457	35.7
Gross profit	6,055	63.4	6,227	64.3
Selling, general & administrative expense	4,895	51.3	5,458	56.3
Depreciation and amortization	677	7.1	1,353	14.0
Operating income (loss)	483	5.1	(584)	(6.0)
Interest expense and other	2,062	21.6	1,658	17.1
Income tax expense	45	0.5	24	0.3
Net loss	$(1,624)	(17.0)	$(2,266)	(23.4)

Net revenue. For the three months ended September 30, 2016, net revenue decreased $0.1 million, or 1.4%, to $9.5 million, as compared to the same period in 2015. Our same store sales decreased $0.1 million, or 0.9%, to $9.4 million for the three months ended September 30, 2016 as compared to the same period in 2015. For the purpose of calculating our same store sales metrics, we compare the current period sales for stores open for 14 months or longer as of the last day of a month with the sales for these stores for the comparable period in the prior fiscal year. The decrease was primarily due to the discontinuation of DVD sales during the third quarter of 2015, during which our stores sold $0.1 million in DVDs before the products were removed from the assortment.

Gross profit. Gross profit for the three months ended September 30, 2016 was $6.1 million, a decrease of $0.2 million, or 2.8%, over the same period in 2015. Gross profit, expressed as a percentage of net revenue, was 63.4% for the three months ended September 30, 2016, as compared to 64.3% for the same period in 2015. Such decrease was primarily the result of an increase in promotional pricing on wellness products during the quarter, which lowered the overall margin recognized.

Selling, general and administrative expense. For the three months ended September 30, 2016, selling, general and administrative expenses totaled $4.9 million, a decrease of $0.6 million over the same period in 2015. The decrease in operating expenses resulted, in part, from a reduction of $0.2 million in marketing and advertising costs, from the third quarter of 2015 to comparable period in 2016, as the company tested various advertising and marketing programs during the Fifty Shades of Grey movie and DVD release in 2015. The Company also reduced management and administrative fees for the three months ended September 30, 2016 by $0.2 million, as compared to the third quarter of 2015.

Depreciation and amortization. Depreciation and amortization for the three months ended September 30, 2016 was $0.7 million, a reduction of 50% from the $1.4 million recorded in the third quarter of 2015. The Company continues to incur $0.6 million in amortized loan costs associated with its Financing Agreement each quarter the debt remains outstanding.

Operating income (loss). For the three months ended September 30, 2016, the Company reported $0.5 million in operating income, an improvement of $1.1 million from the $0.6 million operating loss realized during the third quarter of 2015, primary as a result of lower operating and amortization expenses.

Interest, other and tax expense. Interest and other expense for the three months ended September 30, 2016 and 2015 was $2.1 million, an increase of $0.4 million over the comparable 2015 period, primarily due to an increase in interest expense associated with the incursion of default interest on the senior debt, and non-operating legal and restructuring costs incurred. No material income tax expense was recognized for the three months ended September 30, 2016 or 2015.

Net loss. As a result of the foregoing, the net loss for the three months ended September 30, 2016 was $1.6 million as compared to a loss $2.3 million for the same period in 2015.

Comparison of Nine Months Ended September 30, 2016 and 2015

The following table sets forth key components of our results of operations for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30, 2016		Nine Months Ended September 30, 2015
	Amount (in thousands)	Percentage of Revenue	Amount (in thousands)	Percentage of Revenue
Net revenue	$30,038	100.0	$30,887	100.0
Cost of goods sold	10,842	36.1	11,052	35.8
Gross profit	19,196	63.9	19,835	64.2
Selling, general & administrative expense	15,184	50.5	16,451	53.3
Depreciation and amortization	2,401	8.0	2,899	9.4
Operating income	1,611	5.4	485	1.5
Interest expense and other	6,035	20.1	4,953	16.0
Income tax expense	134	0.5	71	0.2
Net loss	$(4,558)	(15.2)	$(4,539)	(14.7)

Net revenue. For the nine months ended September 30, 2016, net revenue decreased $0.8 million, or 2.8%, to $30 million, as compared to the same period in 2015. Our same store sales decreased $0.8 million, or 2.5%, to $29.5 million for the nine months ended September 30, 2016 as compared to the same period in 2015. For the purpose of calculating our same store sales metrics, we compare the current period sales for stores open for 14 months or longer as of the last day of a month with the sales for these stores for the comparable period in the prior fiscal year. Sales of our private label products declined by $0.7 million for the nine months ended September 30, 2016, as compared to the comparable period in 2015, as we finish selling through the remaining products imported in 2013 and early 2014, while DVD sales were $0.4 million lower than 2015, as we discontinued distribution of DVDs in the third quarter of 2015.

Gross profit. Gross profit for the nine months ended September 30, 2016 was $19.2 million, a decrease of $0.6 million, or 3.2%, over the same period in 2015. Gross profit, expressed as a percentage of net revenue, declined 30 basis points from 64.2% for the nine months ended September 30, 2015 to 63.9% for the nine months ended September 30, 2016, due to changes in product assortment associated with our revised media strategy, and a reduction in the number of products in our private label program.

Selling, general and administrative expense. For the nine months ended September 30, 2016, selling, general and administrative expenses totaled $15.2 million, a decrease of $1.3 million over the same period in 2015. The decrease in operating expenses resulted from a reduction of $0.4 million in marketing and advertising costs from the nine months ended September 30, 2015 to the comparable period in 2016, as the Company tested theater advertisement and other marketing programs during the Fifty Shades of Grey movie and DVD release in 2015. The Company also reduced certain management and administrative fees and expenses during the first nine months of 2016 that resulted in savings of approximately $0.5 million.

Depreciation and amortization. Depreciation and amortization for the nine months ended September 30, 2016 was $2.4 million, $0.5 million lower than for the same period in 2015, primarily due to a decrease in the amortization of fees associated with our senior credit facility.

Operating income. Despite a decrease in revenue of $0.8 million for the first nine months of 2016, as compared to the comparable prior year period, operating income increased $1.1million, or 232%, to $1.6 million for the nine months ended September 30, 2016.

Interest, other and tax expense. Interest and other expense for the nine months ended September 30, 2016 and 2015 was $6 million, an increase of $1.1 million over the comparable 2015 period, due primarily to the incurrence of default interest on the senior notes and non-operating legal and restructuring costs incurred during the first half of 2016. No measurable income tax expense was recognized for the nine months ended September 30, 2016 or 2015.

Net loss. As a result of the foregoing, the net loss for the nine months ended September 30, 2016 increased less than twenty thousand dollars to $4.6 million as compared to a loss $4.5 million for the same period in 2015.

Liquidity and Capital Resources

Cash Flow

As of September 30, 2016, we had cash and cash equivalents of $2.3 million. The following table provides a summary of our net cash flows from operating, investing, and financing activities.

Cash Flow

(In Thousands)

	Nine Months Ended September 30,
	2016	2015
Net cash provided by operating activities	$1,361	$651
Net cash used in investing activities	-	(112)
Net cash used in financing activities	-	(661)
Net increase (decrease) in cash and cash equivalents	1,361	(122)
Cash and cash equivalents at beginning of the period	J899	1,127
Cash and cash equivalent at end of the period	$2,260	$1,005

Operating activities. Operating activities consist of net income, adjusted for certain non-cash items, including depreciation and amortization, and the effect of changes in working capital. Net cash provided by operating activities was $1.4 million in the nine months ended September 30, 2016, as compared with $0.7 million net cash provided by operating activities in the same period in 2015. The increase in net cash provided by operating activities was primarily due to the increase in accrued liabilities associated with the deferral of cash interest payments on the senior debt commencing June 1, 2016.

Investing activities. Historically, we have used cash primarily to make acquisitions, and to remodel and build new stores. We used no cash for investing activities during the nine months ended September 30, 2016, as compared with the usage of $0.1 million in the same period in 2015. The net cash used during the first nine months of 2015 was for leasehold improvements and equipment for our new store in Valencia, California.

Financing activities. No cash was used or provided by financing activities during the nine months ended September 30, 2016, as compared to the $0.7 million used in financing activities during the same period in 2015 for the payment of covenant waiver fees incurred under the senior debt facility.

Loan Commitments

As of September 30, 2016, the amount, maturity date and term of each of our notes payable are as follows:

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

This debt matured on February 15, 2016 and we do not have the resources necessary to pay this debt and we have been unable to find replacement financing. We are currently operating under a forbearance agreement with our lenders, which is described below, but we may be forced to file for bankruptcy and/or liquidate our assets if we are unable to meet the terms of the forbearance agreement or otherwise agree upon a restructuring arrangement with our lenders.

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

Since the Company was unable to repay the debt on the maturity date, the interest rate charged on both Term A and Term B debt was increased to 14% and 17% per annum, respectively, effective on the maturity date. On February 22, 2016, we and certain of the Company’s senior secured lenders, who we refer to as the Consenting Term A Lenders, entered into the forbearance and ninth amendment agreement. The forbearance and ninth amendment agreement further amends the financing agreement as described below.

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

•	The Company must appoint an independent director nominated by the Consenting Term A Lenders to the Board of Directors of the Company and the applicable equivalent Board of each of the Company’s subsidiaries. On February 22, 2016, the Loan Parties appointed Matthew R. Kahn as independent director in satisfaction of this requirement.

•	The Company must adopt a policy, or the Board Policy, of (i) scheduling meetings of the Board of Directors at least every two weeks from and after February 22, 2016 and until the Term A Loans and Term B Loans (each as defined in the financing agreement) have been indefeasibly paid in full in cash or otherwise restructured in a manner acceptable to the Consenting Term A Lenders, (ii) requiring management to present the Board of Directors of the Company with frequent updates as to the condition of the business and the status of the milestones described in the forbearance and ninth amendment agreement, and (iii) requiring management to provide prompt responses to the questions of any member of the Board of Directors. The Company adopted the Board Policy on February 24, 2016 in satisfaction of this requirement.

•	The Loan Parties must enter into deposit account control agreements requested by the Consenting Term A Lenders. The Loan Parties have complied with this requirement.

•	The Loan Parties must retain an investment bank acceptable to the Consenting Term A Lenders on terms and conditions acceptable to the Consenting Term A Lenders, to advise the Loan Parties in connection with a Qualified Refinancing and/or Qualified Private Sale. A Qualified Refinancing is generally defined in the forbearance and ninth amendment agreement as a refinancing transaction resulting in cash proceeds that are sufficient to pay all obligations of the Term A Lenders or that is otherwise acceptable to the Consenting Term A Lenders and the independent director and a Qualified Private Sale is generally defined in the forbearance and ninth amendment agreement as a sale of all or a portion of the Loan Parties that results in net proceeds that are sufficient to pay all obligations of the Term A Lenders or that is otherwise acceptable to the Consenting Term A Lenders and the independent director. The Company engaged an investment bank on February 22, 2016 in satisfaction of this requirement.

•	The Loan Parties must provide the collateral agent and the Consenting Term A Lenders with an updated perfection certificate on or before February 29, 2016. The Company delivered a perfection certificate on February 29, 2016.

•	The Company must issue warrants to the Consenting Term A Lenders for the purchase of up to an aggregate of 2.5% of the common shares of the Company on a fully diluted basis. See below for further discussion of this requirement.

•	The Loan Parties must pay an amendment fee to each Consenting Term A Lender equal to 0.25% of the aggregate principal amount of such Consenting Term A Lender’s outstanding loans (both Term A Loans and Term B Loans). The Loan Parties paid the amendment fee in satisfaction of this requirement.

•	The Company and Loan Parties must pay the reasonable fees and expenses of counsel and other costs and expenses requested by the Consenting Term A Lenders and up to $15,000 in costs and expenses to the Term B Lenders. The Loan Parties initially paid a $150,000 retainer to the counsel of the Consenting Term A Lenders, as required, and have subsequently paid fees and expenses for both the Consenting Term A Lenders and Term B Lenders in accordance with the terms of the Forbearance Agreement.

•	The Loan Parties must enter into a non-binding term sheet, on terms and conditions that are acceptable to the Consenting Term A Lenders, with respect to a Step Two Restructuring Transaction by March 15, 2016. A Step Two Restructuring Transaction is generally defined in the forbearance and ninth amendment agreement as an out-of-court restructuring on terms and conditions acceptable to the Consenting Term A Lenders or a pre-arranged Chapter 11 bankruptcy on terms and conditions acceptable to the Consenting Term A Lenders. On May 31, 2016, the Company delivered a proposal to the Consenting Term A Lenders outlining a Step Two Restructuring Transaction for their review and consideration. See below for further discussion of this requirement.

•	The Company is required to consummate before April 15, 2016 a Step One Restructuring Transaction, which consists of either an initial public offering where the allocation of proceeds is approved by the Consenting Term A Lenders and the independent director, a Qualified Refinancing, or a Qualified Private Sale, as described above. If a Step One Restructuring Transaction has not been consummated on or before April 15, 2016, the Company and the holders of at least two-thirds of the aggregate principal amount of the Company’s outstanding subordinated seller notes must enter into a restructuring support agreement in form and substance acceptable to the Consenting Term A Lenders in order to implement the Step Two Restructuring Transaction. The Company continues to use its commercially reasonable efforts to seek to accomplish a Step One Restructuring Transaction and the Lenders have granted the Company a rolling extension to the April 15, 2016 deadline.

•	Starting on February 15, 2016, the Loan Parties must pay interest at the default rate under the financing agreement (generally equal to the applicable rate plus 2.00%). This default interest must be paid in cash to the Term A Lenders, and accrued and added to the principal balance for Term B Loans. The Loan Parties complied with this requirement through May 31, 2016, at which time the cash payment of the Term A interest was suspended. See below for further discussion of this requirement.

•	Upon request by the Consenting Term A Lenders, the existing engagement letter between the Loan Parties and the consulting firm engaged to provide a chief restructuring officer must be amended to include additional services and responsibilities requested by the Consenting Term A Loans which are consistent with the fiduciary duties of the Company and the Loan Parties. There have been two additional amendments to the engagement letter that were requested by the Consenting Term A Lenders, and accommodated by the Company. Upon an additional request by the Consenting Term A Lenders, the Company intends to continue to comply with this requirement.

•	The Loan Parties must provide cash forecasts starting February 29, 2016 and every twenty days after the last day of each calendar month for the upcoming 13-week period. Starting March 16, 2016, the Loan Parties must also provide a bi-weekly report stating their actual cash receipts and disbursements for the immediately preceding week and a reconciliation between actual and projected cash receipts and disbursements and explanation for causes for variations. The Company has complied with this requirement and does not expect any compliance issues with respect to the same in the future.

•	The Loan Parties are prohibited from making any cash payments for accrued and unpaid interest on or principal of the outstanding subordinated seller notes. The Company intends to comply with this requirement and does not expect any compliance issues with respect to the same.

•	Unless a Step One Restructuring Transaction or a Step Two Restructuring Transaction has occurred or the Term A Loans and the Term B Loans have been paid in full in cash or otherwise restructured in a manner acceptable to the Consenting Term A Lenders prior to the first to occur of a Termination Event or the outside date of July 31, 2016, the Company must deliver the membership interests of Christals Acquisition to the collateral agent of for further distribution to the Term A Lenders and Term B Lenders in a manner consistent with the financing agreement. A Termination Event is generally defined in the forbearance and ninth amendment agreement as a default or event of default other than the Specified Defaults, a failure to comply with the other requirements of the forbearance and ninth amendment agreement, the pursuit of an alternative transaction that is inconsistent with the forbearance and ninth amendment agreement as determined by the Consenting Term A Lenders, the breach of any representation or warranty in the forbearance and ninth amendment agreement and certain other breaches or defaults specified in the forbearance and ninth amendment agreement. The Company continues to pursue all options to find an acceptable resolution, including the pursuit of a Step One Restructuring Transaction, and is awaiting a response from the Consenting Term A Lenders on the Step Two Restructuring Proposal that was submitted by the Company on May 31, 2016. See below for further discussion of this requirement.

The foregoing is a summary description of certain terms of the forbearance and ninth amendment agreement, and by its nature is incomplete. A copy of the Forbearance and Ninth Amendment Agreement was filed on April 14, 2016, as Exhibit 10.31 to the Company’s report on Form 10-K for the fiscal year ended December 31, 2015, and is incorporated into this report by reference. All readers are encouraged to read the entire text of the Forbearance and Ninth Amendment Agreement.

On March 14, 2016, counsel to the Consenting Term A Lenders confirmed by email correspondence on behalf of the Consenting Term A Lenders that the Consenting Term A Lenders agreed to a ten-day extension of the deadline to grant the Warrants and enter into a Step Two Restructuring Term Sheet (as defined in the forbearance and ninth amendment agreement) until March 24, 2016. This extension was conditioned on the agreement by the Company and the Loan Parties of the following conditions, which conditions were accepted by the Company and the other Loan Parties:

•	The Company and its subsidiaries will not amend the compensation arrangements of their key employees, executives, officers and directors without the prior written consent of the Consenting Term A Lenders.

•	Upon receipt of Indication of Interest letters or other communications from third parties with respect to a potential Step One Restructuring Transaction, all such communications will be promptly provided to the Consenting Term A Lenders and their counsel.

•	In addition to the requirement in Section 3(e) of the forbearance and ninth amendment agreement for periodic updates, the Consenting Term A Lenders may from time to time contact executives, officers and directors of the Company and its subsidiaries to discuss the business of the Company and its subsidiaries and their ongoing restructuring efforts.

On March 24, 2016, counsel to the Consenting Term A Lenders confirmed by email correspondence on behalf of the Consenting Term A Lenders that the Consenting Term A Lenders agreed to further extend the deadline to grant the warrants and enter into the Step Two Restructuring Term Sheet until March 30, 2016.

On March 31, 2016, counsel to the Consenting Term A Lenders confirmed by email correspondence on behalf of the Consenting Term A Lenders that the Consenting Term A Lenders agreed to further extend the deadline to grant the warrants and enter into the Step Two Restructuring Term Sheet until April 11, 2016. After April 11, 2016, this extension will automatically renew unless the Company receives 24 hours’ notice from the Consenting Term A Lenders of the termination of the extension. In connection with this additional waiver, the Company agreed to the following conditions:

•	On or before the close of business on April 1, 2016, the Company shall make an interest payment to the Term A Lenders in the amount of $325,500. The Company has complied with this requirement.

•	On or before the close of business on April 1, 2016, the Company shall wire $75,000 to counsel to the Consenting Term A Lenders, as a retainer pursuant to the terms of the Engagement Letter dated as of January 27, 2016 between counsel to the Consenting Term A Lenders, the Company and the Consenting Term A Lenders. The Company wired these fees on April 1, 2016. As previously reported by the Company in a current report on Form 8-K filed with the SEC on February 26, 2016, the Company was required to agree to pay the reasonable fees and expenses of counsel to the Consenting Term A Lenders under the forbearance and ninth amendment agreement.

•	No further extension shall be provided unless the Company shall have entered into an engagement letter with a Chief Restructuring Officer on or before April 11, 2016, which engagement letter shall be in form and substance acceptable to the Consenting Term A Lenders. The Company complied with this requirement on April 21, 2016.

•	Counsel to the Consenting Term A Lenders also confirmed by email correspondence that its clients will not require the Company to make further administrative agent fee payments to Cortland Capital Market Services LLC until a further agreement has been reached as to its fee.

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

On July 25, 2016, counsel to the Consenting Term A Lenders confirmed by email correspondence on behalf of the Consenting Term A Lenders that the requirement to complete a the Stock Turnover Transaction is also covered by the waiver obtained by the Company on June 1, 2016 so that the Company is not required to effectuate a Stock Turnover Transaction until 24 hours following the date that the Consenting Term A Lenders notify the Company in writing that they revoke such waiver.

None of the Consenting Term A Lenders waived any of its rights and remedies under the forbearance and ninth amendment agreement or the financing agreement generally. Instead, the Consenting Term A Lenders agreed to not enforce such rights until 24 hours following receipt by the Company of a Revocation Notice.

On September 30, 2016, the lenders agreed to waive compliance by the Loan Parties to use their best efforts to maintain with a responsible insurance company “key man” life insurance with respect to Lisa Berman (as successor officer to Barry Soosman) and the borrowers to pay to the Term A Agent (as defined in the financing agreement) for its own account, quarterly in arrears on the last day of each calendar quarter and on the date the obligations are paid in full, an administrative fee in the amount of $15,000 (or a pro rata portion in the case of the final payment of such fee).

The foregoing is a summary description of certain terms of this waiver, and, by its nature, is incomplete. A copy of the waiver was filed as Exhibit 10.5 to our report on Form 8-K filed on October 6, 2016 and is incorporated into this report by reference. All readers are encouraged to read the entire text of the waiver.

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

Obligations Under Material Contracts

Except with respect to the loan obligations disclosed above, and the minimum amounts due under various lease arrangements for our stores, corporate headquarters and warehouse (which are more fully described in Note 5 of the Notes to the Consolidated Financial Statements contained herein), we have no material obligations to pay cash or deliver cash to any other party.

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

Revenue Recognition. We derive revenues from sale of merchandise and upon the following: (1) there is persuasive evidence that an arrangement exists; (2) delivery has occurred or services have been rendered, (3) the seller’s price to the buyer is fixed or determinable, and (4) collectability is reasonably assured.

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

As required by Rule 13a-15(e) of the Exchange Act, our management has carried out an evaluation, with the participation and under the supervision of our Chief Executive Officer, Ms. Lisa Berman, and Chief Financial Officer, Ms. Janet Mathews, of the effectiveness of the design and operation of our disclosure controls and procedures, as of September 30, 2016. Based upon, and as of the date of this evaluation, Mmes. Berman and Mathews determined that, because of the material weaknesses described in Item 9A “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which we are still in the process of remediating as of September 30, 2016, our disclosure controls and procedures were not effective. Investors are directed to Item 9A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 for the description of these weaknesses.

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

During its evaluation of the effectiveness of internal control over financial reporting as of September 30, 2016, our management identified material weaknesses associated with separation of duties, software and system process documentation and testing, and other internal control testing. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, our management has identified the steps necessary to address the material weaknesses and will continue with the design and implementation of remedial procedures to address these weaknesses, and the replacement and upgrade of its computer systems as resourced become available. Certain changes associated with the lack of separation of duties will not be implemented until we have restructured our debt and are able to hire the additional staff necessary to bring our Company into compliance.

Other than in connection with the implementation of the remedial measures described above, there were no changes in our internal controls over financial reporting during the third quarter of fiscal 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

We did not sell any equity securities during the third quarter of fiscal year 2016 that were not previously disclosed in a quarterly report on Form 10-Q or a current report on Form 8-K that was filed during the quarter.

During the three-month period ended September 30, 2016, we did not repurchase any shares of our common stock.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4. MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5. OTHER INFORMATION.

On November 11, 2016, we entered into an investment banking engagement agreement, which we refer to as the engagement letter, with SSG Advisors, LLC and its affiliated broker-dealer SSG Capital Advisors, LLC, or SSG, and Lake Street Capital Markets, or Lake Street, who along with SSG, we refer to as the advisors. Pursuant to the engagement agreement, we engaged the advisors for advice and investment banking services on an exclusive basis in connection with the sale of our business or some part(s) of our business, which we refer to as a sale, and/or a restructuring of our balance sheet with existing stakeholders and lenders, which we refer to as a restructuring. In addition, upon our request the advisors will also provide certain financial advisory services as well as valuation services. We agreed to give the advisors exclusive authority to initiate and conduct discussions and assist and advise us regarding prospective purchasers. We also agreed to identify to the advisors all prospective purchasers and investors who had been in contact prior to the date of the engagement agreement, and all prospective purchasers who come in contact with us during the term of the engagement agreement. We may reject any proposed sale or restructuring regardless of the proposed terms.

The engagement agreement requires us to pay to the advisors the following fees. A fee of $25,000, or the initial fee, which was due and payable to SSG upon the execution of the engagement agreement, and monthly fees of $25,000, or the monthly fees, which are due and payable each month beginning November 2016 and continuing during the term of the engagement agreement. The advisors will seek to identify an interested purchaser of our company and the fee payable to the advisors for the sale will be dependent upon whether there any other interested purchasers that make a bid higher than the initial purchaser’s bid, which we refer to as an overbid. The fees payable upon a sale range from $300,000 to $480,000 plus 5.0% of any overbid with credits for the initial fee and monthly fees. In the case of a restructuring with our lenders instead of a sale, SSG would be entitled to a fee equal to $300,000. We will not be required to pay both a sale fee and a restructuring fee. The initial fee and the monthly fees would also be credited against the restructuring fee. Finally, if we request financial advisory services, we would be required to pay an additional fee of $250,000 and if we request a valuation, we would be required to pay an additional fee of $50,000. In addition to the above fees, the advisors will be entitled to reimbursement for all reasonable out-of-pocket expenses incurred in connection with the subject matter of the engagement agreement.

The engagement agreement term will be six months and then may be terminated by either party upon 30 days’ written notice to the other, except that either party may terminate the engagement agreement immediately upon the closing of a sale or restructuring. If a sale or restructuring occurs within twelve months of the termination of the engagement agreement with a party with whom the Advisors had contact during the term of the engagement agreement, then we would remain obligated to pay a sale fee as calculated above.

The foregoing is a summary description of certain terms of the engagement agreement, and, by its nature, is incomplete. A copy of the engagement agreement is filed as Exhibit 10.3 to this report and is incorporated into this report by reference. All readers are encouraged to read the entire text of the agreement.

Also on November 11, 2016, we entered into an engagement agreement, which we refer to as the Traverse engagement agreement, with Traverse LLC, or Traverse, for certain restructuring consulting services. These services will include Traverse making available to the Company a Chief Restructuring Officer, or CRO, and other employees of Traverse, who we refer to as the additional personnel, as required to assist the CRO in providing these services. The CRO and the additional personnel will report to and take direction from the Company’s board of directors to provide comprehensive support to the Company with respect to its pursuit of restructuring alternatives. The Company will pay a fixed monthly fee of $50,000 and a security retainer advance of $25,000. The Traverse engagement agreement will have a term of six months but may be terminated by either party upon thirty days’ prior written notice to the other.

The foregoing is a summary description of certain terms of the Traverse Engagement Agreement, and, by its nature, is incomplete. A copy of the Traverse Engagement Agreement is filed as Exhibit 10.4 to this report and is incorporated into this report by reference. All readers are encouraged to read the entire text of the agreement.

Except as specified above, we have no information to disclose that was required to be in a report on Form 8-K during the third quarter of fiscal year 2016, but was not reported. There have been no material changes to the procedures by which security holders may recommend nominees to our board of directors.

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

10.1

Forbearance and Ninth Amendment Agreement, dated as of February 22, 2016 (incorporated by reference to Exhibit 10.31 to the Form 10-K filed by the Company with the Securities and Exchange Agreement on April 14, 2016).

10.2	Waiver and Consent: Key Man Insurance; Term A Agent Fee, dated September 30, 2016 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on October 6, 2016).

10.3	Engagement Agreement among Peekay Boutiques, Inc., SSG Advisors, LLC and its affiliated broker-dealer SSG Capital Advisors, LLC, and Lake Street Capital Markets, dated November 11, 2016.

10.4	Engagement Agreement between Peekay Boutiques, Inc. and Traverse, LLC, dated November 11, 2016.

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PEEKAY BOUTIQUES, INC.

Date: November 14, 2016	By:	/s/ Lisa Berman
	Name:	Lisa Berman
	Title:	Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Janet Mathews
	Name:	Janet Mathews
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

10.1

Forbearance and Ninth Amendment Agreement, dated as of February 22, 2016 (incorporated by reference to Exhibit 10.31 to the Form 10-K filed by the Company with the Securities and Exchange Agreement on April 14, 2016).

10.2	Waiver and Consent: Key Man Insurance; Term A Agent Fee, dated September 30, 2016 (incorporated by reference to Exhibit 10.5 to the Company's Current Report on Form 8-K filed on October 6, 2016).

10.3	Engagement Agreement among Peekay Boutiques, Inc., SSG Advisors, LLC and its affiliated broker-dealer SSG Capital Advisors, LLC, and Lake Street Capital Markets, dated November 11, 2016.

10.4	Engagement Agreement between Peekay Boutiques, Inc. and Traverse, LLC, dated November 11, 2016.

31.1	Certifications of Principal Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certifications of Principal Financial Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certifications of Principal Executive Officer and Principal Financial Officer furnished pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive data files pursuant to Rule 405 of Regulation S-T (furnished herewith).

